Form 10-Q
period 1994-06-30
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 1
filed 1994-08-12
CIK 730212

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended                       June 30, 1994
                            ----------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from  ___________________ to ____________________

     Commission File Number:                      0-12538
                              --------------------------------------------------

               FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 1
- - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Florida                                               59-2197264
- - -------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

Two North Riverside Plaza, Suite 950, Chicago, Illinois          60606-2607
- - -------------------------------------------------------      -------------------
(Address of principal executive offices)                         (Zip Code)

                                (312) 207-0020
- - --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

- - --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X      No
                                         -----   -----

DOCUMENTS INCORPORATED BY REFERENCE:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the definitive Prospectus dated October 25, 1982, included in the Registrant's Registration Statement on Form S-11 (Registration No. 2-79092), is incorporated herein by reference in Part I of this report.

                         PART I. FINANCIAL INFORMATION
BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                    June 30,
                                                      1994      December 31,
                                                   (Unaudited)      1993
- - ----------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                              $ 5,501,700  $ 5,501,700
 Buildings and improvements                         30,446,900   30,120,900
- - ----------------------------------------------------------------------------
                                                    35,948,600   35,622,600
Accumulated depreciation and amortization          (10,187,900)  (9,632,500)
- - ----------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                     25,760,700   25,990,100
Cash and cash equivalents                            4,518,100    4,245,900
Rents receivable                                       113,700      246,600
Other assets                                             9,500       42,300
- - ----------------------------------------------------------------------------
                                                   $30,402,000  $30,524,900
- - ----------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses             $   276,900  $   321,500
 Due to Affiliates                                     433,200      431,700
 Security deposits                                     110,900      116,500
 Distributions payable                                 349,800      199,800
 Other liabilities                                     119,600       66,600
- - ----------------------------------------------------------------------------
                                                     1,290,400    1,136,100
- - ----------------------------------------------------------------------------
Partners' (deficit) capital:
 General Partners                                     (203,700)    (157,900)
 Limited Partners (60,000 Units authorized, issued
  and outstanding)                                  29,315,300   29,546,700
- - ----------------------------------------------------------------------------
                                                    29,111,600   29,388,800
- - ----------------------------------------------------------------------------
                                                   $30,402,000  $30,524,900
- - ----------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the six months ended June 30, 1994
and the year ended December 31, 1993
(Unaudited)
(All dollars rounded to nearest 00s)

                                            General     Limited
                                           Partners    Partners       Total
- - -------------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1993                           $ (63,500) $29,083,700  $29,020,200
Net (loss) income for the year ended
 December 31, 1993                           (94,400)   1,262,200    1,167,800
Distributions for the year ended December
 31, 1993                                                (799,200)    (799,200)
- - -------------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1993                          (157,900)  29,546,700   29,388,800
Net (loss) income for the six months
 ended
 June 30, 1994                               (45,800)     468,200      422,400
Distributions for the
 six months ended
 June 30, 1994                                           (699,600)    (699,600)
- - -------------------------------------------------------------------------------
Partners' (deficit) capital,
 June 30, 1994                             $(203,700) $29,315,300  $29,111,600
- - -------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended June 30, 1994 and 1993
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                       1994        1993
- - ---------------------------------------------------------------------------
Income:
 Rental                                             $1,035,600  $1,129,100
 Interest                                               40,900      28,000
- - ---------------------------------------------------------------------------
                                                     1,076,500   1,157,100
- - ---------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                         281,100     293,700
 Property operating                                    291,200     264,100
 Real estate taxes and insurance                       141,500     146,000
 Repairs and maintenance                               181,300     137,200
 General and administrative                             52,700      67,800
- - ---------------------------------------------------------------------------
                                                       947,800     908,800
- - ---------------------------------------------------------------------------
Net income                                          $  128,700  $  248,300
- - ---------------------------------------------------------------------------
Net (loss) allocated to General Partners            $  (24,000) $  (23,900)
- - ---------------------------------------------------------------------------
Net income allocated to Limited Partners            $  152,700  $  272,200
- - ---------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (60,000 Units authorized, issued and outstanding)  $     2.55  $     4.54
- - ---------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the six months ended June 30, 1994 and 1993
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                       1994        1993
- - ---------------------------------------------------------------------------
Income:
 Rental                                             $2,192,700  $2,423,400
 Interest                                               73,800      56,400
- - ---------------------------------------------------------------------------
                                                     2,266,500   2,479,800
- - ---------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                         555,400     590,200
 Property operating                                    561,300     548,100
 Real estate taxes and insurance                       276,900     310,700
 Repairs and maintenance                               343,700     249,600
 General and administrative                            106,800     121,800
- - ---------------------------------------------------------------------------
                                                     1,844,100   1,820,400
- - ---------------------------------------------------------------------------
Net income                                          $  422,400  $  659,400
- - ---------------------------------------------------------------------------
Net (loss) allocated to General Partners            $  (45,800) $  (46,500)
- - ---------------------------------------------------------------------------
Net income allocated to Limited Partners            $  468,200  $  705,900
- - ---------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (60,000 Units authorized, issued and outstanding)  $     7.80  $    11.77
- - ---------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the six months ended June 30, 1994 and 1993
(Unaudited)
(All dollars rounded to nearest 00s)

                                                          1994        1993
- - ------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                            $  422,400  $  659,400
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                           555,400     590,200
  Changes in assets and liabilities:
   Decrease in rents receivable                           132,900       2,100
   Decrease in other assets                                32,800      16,900
   (Decrease) increase in accounts payable and accrued
    expenses                                              (44,600)     53,400
   Increase (decrease) in due to Affiliates                 1,500      (2,500)
   Increase (decrease) in other liabilities                53,000     (29,000)
- - ------------------------------------------------------------------------------
    Net cash provided by operating activities           1,153,400   1,290,500
- - ------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements            (326,000)   (384,500)
- - ------------------------------------------------------------------------------
    Net cash (used for) investing activities             (326,000)   (384,500)
- - ------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                          (549,600)   (681,600)
 (Decrease) increase in security deposits                  (5,600)        600
- - ------------------------------------------------------------------------------
    Net cash (used for) financing activities             (555,200)   (681,000)
- - ------------------------------------------------------------------------------
Net increase in cash and cash equivalents                 272,200     225,000
Cash and cash equivalents at the beginning of the
 period                                                 4,245,900   3,716,800
- - ------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period     $4,518,100  $3,941,800
- - ------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 1994
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DEFINITION OF SPECIAL TERMS:
Capitalized terms used in this report have the same meaning as those terms have in the Partnership's Registration Statement filed with the Securities and Exchange Commission on Form S-11. Definitions of these terms are contained in
Article III of the First Amended and Restated Certificate and Agreement of Limited Partnership, which is incorporated herein by reference.

ACCOUNTING POLICIES:
The financial statements have been prepared in accordance with generally accepted accounting principles. Under this method of accounting, revenues are recorded when earned and expenses are recorded when incurred.

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and six months ended June 30, 1994 are not necessarily indicative of the operating results for the year ending December 31, 1994.

Certain reclassifications have been made to the previously reported 1993 statements in order to provide comparability with the 1994 statements. These reclassifications have not changed the 1993 results.

The financial statements include the Partnership's 50% interest in three joint ventures. These joint ventures were formed for the purpose of acquiring interests in certain real properties and are operated under the control of the Managing General Partner. Accordingly, the Partnership's pro rata share of the ventures' revenues, expenses, assets, liabilities and capital is included in the financial statements.

Cash equivalents are considered all highly liquid investments purchased with a maturity of three months or less.

Reference is made to the Partnership's annual report for the year ended December 31, 1993, for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as disclosed herein.

2. RELATED PARTY TRANSACTIONS:

Subsequent to March 31, 1983, the Termination of the Offering, the General Partners are entitled to 10% of Cash Flow as their Partnership Management Fee, provided that the Limited Partners first receive specified cumulative annual returns on their Original Capital Contributions. In accordance with the Partnership Agreement, Net Profits (exclusive of depreciation and Net Profits from the sale or disposition of Partnership properties) are allocated first to the General Partners in an amount equal to the greater of the General Partners' Partnership Management Fee or 1% of such Net Profits. The balance of Net Profits, if any, is allocated to the Limited Partners. Net Losses (exclusive of depreciation and Net Losses from the sale or disposition of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. All depreciation shall be allocated 10% to the General Partners and 90% to the Limited Partners. The General Partners were not entitled to cash distributions for the quarter and six months ended June 30, 1994. During the quarter and six months ended June 30, 1994, the General Partners were allocated Net Losses of $24,000 and $45,800, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and six months ended June 30, 1994 are as follows:

                                                        Paid
                                                            Six
                                                  Quarter  Months  Payable
- - ---------------------------------------------------------------------------
Property management and leasing fees              $61,000 $108,800 $ 25,800
Reimbursement of property insurance premiums, at
 cost                                              14,900   29,700     None
Real estate commissions (a)                          None     None  403,000
Reimbursement of expenses, at cost:
 (1) Accounting                                     6,900   10,600    2,800
 (2) Investor communication                         4,300    8,100    1,600
 (3) Legal                                          7,700   18,200     None
- - ---------------------------------------------------------------------------
                                                  $94,800 $175,400 $433,200
- - ---------------------------------------------------------------------------

(a) As of June 30, 1994, the Partnership owed $403,000 to the Managing General Partner for real estate commissions earned in connection with the sales of Partnership properties. These commissions have been accrued but not paid. Under the terms of the Partnership Agreement, these commissions will not be paid until the Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution plus a cumulative return (including all Cash Flow which has been distributed to the Limited Partners from the initial date of investment) of 6% simple interest per annum on their Capital Investment from the initial date of investment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reference is made to the Partnership's annual report for the year ended December 31, 1993, for a discussion of the Partnership's business.

OPERATIONS
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its four remaining properties. Notwithstanding the Partnership's intention relative to property sales, another primary objective of the Partnership is to provide cash distributions to Limited Partners from Cash Flow generated by Partnership operations. To the extent cumulative cash distributions exceed net income, such excess distributions will be treated as a return of capital. Cash Flow, as defined in the Partnership Agreement, is generally not equal to Partnership net income or cash flows as determined by generally accepted accounting principles, since certain items are treated differently under the Partnership Agreement than under generally accepted accounting principles. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined by the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows as defined by generally accepted accounting principles. The amount of Cash Flow and the return on Capital Investment are not indicative of actual distributions and actual returns on Capital Investment.

                                       Comparative Cash Flow Results
                                                        For the Six Months
                              For the Quarters Ended           Ended
                                6/30/94     6/30/93     6/30/94     6/30/93
- - -----------------------------------------------------------------------------
Amount of Cash Flow (as
 defined in the Partnership
 Agreement)                   $   409,800 $   542,000 $   977,800 $ 1,249,600
Capital Investment            $44,010,000 $44,010,000 $44,010,000 $44,010,000
Annualized return on Capital
 Investment (Annualized Cash
 Flow/Capital Investment)           3.72%       4.93%       4.44%       5.68%
- - -----------------------------------------------------------------------------

The decrease in Cash Flow of approximately $132,200 and $271,800 for the quarter and six months ended June 30, 1994, respectively, when compared to the quarter and six months ended June 30, 1993 was primarily due to a decrease in rental revenues and increases in property operating expenses and repairs and maintenance expenses, partially offset by a decrease in real estate taxes and general and administrative expenses.

Rental revenues decreased at the Foxhall Square Building ("Foxhall") and Peachtree Palisades East Office Building ("Peachtree") by approximately $62,900 and $160,100, respectively, for the six months ended June 30, 1994 when compared to the six months ended June 30, 1993. Partially offsetting these decreases were increased rental revenues at Lakewood Square Shopping Center ("Lakewood") and the 12621 Featherwood Building ("Featherwood").

Rental revenues at Foxhall for the six months ended June 30, 1994 and 1993 were approximately $775,400 and $838,300, respectively, and for the quarters ended June 30, 1994 and 1993 were approximately $353,100 and $375,300, respectively. This decrease was primarily due to lower tenant expense reimbursements in 1994. The quarterly and six-month average occupancy rates at Foxhall have remained relatively stable at 85% during 1994 and 82% during 1993.

Rental revenues at Peachtree for the six months ended June 30, 1994 and 1993 were approximately $598,700 and $758,800, respectively, and for the quarters ended June 30, 1994 and 1993 were approximately $288,200 and $363,000, respectively. The decrease for the six months ended June 30, 1994 was primarily due to a decrease in the quarterly and six-month average occupancy rates from 85% for the quarter and six months ended June 30, 1993 to 77% for the comparable 1994 periods.

Rental revenues at Lakewood for the six months ended June 30, 1994 and 1993 were approximately $589,600 and $601,800, respectively, and for the quarters ended June 30, 1994 and 1993 were approximately $279,900 and $274,700, respectively. The decrease for the six months ended June 30, 1994 was primarily due to a decrease in the six-month average occupancy rate from 85% in 1993 to 83% in 1994. The quarterly occupancy rate remained relatively stable at 82% during 1994 and 83% during 1993.

Rental revenues at Featherwood for the six months ended June 30, 1994 and 1993 were approximately $229,000 and $227,100, respectively, and for the quarters ended June 30, 1994 and 1993 were approximately $114,400 and $113,600, respectively. The property remained 100% occupied during 1993 and 1994. On July 18, 1994, the Partnership purchased a parcel of land adjacent to the Featherwood building for approximately $8,100 to be used for an expanded parking facility as required with the sole tenant's lease.

Property operating expenses and repairs and maintenance expenses increased due primarily to an increase of the Partnership's share of these expenses at Featherwood resulting from the expiration of the prior tenant's lease which was on a net basis, as more fully discussed in the Partnership's Annual Report. The Partnership's share of total operating expenses, including real estate taxes, at Featherwood increased approximately $152,100 for the six months ended June 30, 1994 when compared to the six months ended June 30, 1993 due to the assumption of these obligations by the Partnership. In addition, repairs and maintenance expenses increased at Foxhall and Peachtree by approximately $15,000 and $45,000, respectively.

Partially offsetting the decreases in Cash Flow results mentioned above were:
1) a decrease in real estate taxes at Foxhall of approximately $44,600 due to a decrease in the assessed value of the property; 2) a decrease in real estate taxes at Peachtree of approximately $26,800 due to an overaccrual of taxes for the six months ended June 30, 1993 and 3) a decrease in property operating expenses at Peachtree of approximately $29,000.

To increase occupancy levels at the Partnership's properties, the Managing General Partner, through its Affiliated asset and property management groups, continues to take the necessary actions deemed appropriate for the properties discussed above. Some of these actions include: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenants and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers; 5) cold-calling other businesses and tenants in the market area and
6) providing rental concessions or competitively pricing rental rates depending on market conditions.

LIQUIDITY AND CAPITAL RESOURCES
The increase in the Partnership's cash position as of June 30, 1994 when compared to December 31, 1993 was primarily the result of net cash provided by operating activities exceeding payments made for capital and tenant improvements and distributions paid to Limited Partners. The liquid assets of the Partnership as of June 30, 1994 represent working capital reserves comprised of undistributed Sale Proceeds and undistributed Cash Flow.

Net cash provided by operating activities decreased approximately $137,100 during the six months ended June 30, 1994 when compared to the six months ended June 30, 1993. This decrease was primarily due to the decrease in Cash Flow results as discussed above and the timing in 1994 of the payment of certain Partnership expenses, partially offset by the collection of past due receivables.

Net cash used for investing activities decreased approximately $58,500 for the six months ended June 30, 1994 when compared to the six months ended June 30, 1993. This decrease was due to a decrease in expenditures for capital and tenant improvements to the Partnership's properties. During the six months ended June 30, 1994, the Partnership spent approximately $326,000 for building and tenant improvements and has budgeted to spend an additional $625,000 during the remainder of 1994. Of the remaining budgeted amount, approximately $320,000 and $250,000 relates to anticipated capital and tenant improvements and leasing costs expected to be incurred at Foxhall and Peachtree, respectively. The Managing General Partner believes these expenditures are necessary to maintain occupancy levels in very competitive markets and ready the remaining properties for ultimate disposition.

Net cash used for financing activities decreased approximately $125,800 for the six months ended June 30, 1994 when compared to the six months ended June 30, 1993. This decrease was due primarily to a decrease in distributions paid to Limited Partners in 1994 when compared to 1993.

The Managing General Partner continues to take a conservative approach to projections of future rental income and to maintain higher levels of cash reserves due to the anticipated capital and tenant improvements necessary to be made at the Partnership's properties during the next several years prior to their disposition. As a result of this, the Partnership continues to reserve amounts from Cash Flow to supplement working capital reserves. Cash Flow retained to supplement working capital reserves approximated $60,000 and $278,200 for the quarter and six months ended June 30, 1994, respectively.

Distributions to Limited Partners for the quarter ended June 30, 1994 were declared at an annualized rate of 3.18% of Capital Investment. Cash distributions are made 60 days after quarter end. The amount of future distributions to Limited Partners will ultimately be dependent upon the performance of the Partnership's investments, as well as the amount of Cash Flow retained for future cash requirements. Therefore, there can be no assurance of the availability or the amount of future Cash Flow for distribution to Partners.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- - -------  --------------------------------

      (a) Exhibits: None

      (b) Reports on Form 8-K:

          There were no reports filed on Form 8-K during the quarter ended June 30, 1994.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 1

                              BY: FIRST CAPITAL FINANCIAL CORPORATION
                                  MANAGING GENERAL PARTNER


Date:  August 12, 1994        By: /s/      DOUGLAS CROCKER II
       ---------------            -------------------------------------
                                           DOUGLAS CROCKER II
                                  President and Chief Executive Officer


Date:  August 12, 1994        By: /s/      MICHAEL J. MCHUGH
       ---------------            -------------------------------------
                                           MICHAEL J. MCHUGH
                                      Senior Vice President and
                                       Chief Financial Officer