Form 10-Q
period 1994-09-30
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 1
filed 1994-11-14
CIK 730212

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549-1004


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the period ended                    September 30, 1994
                       ---------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ____________________ to ___________________

Commission File Number:                           0-12538
                      ----------------------------------------------------

               FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 1
- - --------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Florida                                            59-2197264
- - -------------------------------                          --------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

Two North Riverside Plaza, Suite 950, Chicago, Illinois        60606-2607
- - ------------------------------------------------------- ---------------------
(Address of principal executive offices)                       (Zip Code)

                                (312)  207-0020
- - -----------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

- - -----------------------------------------------------------------------------
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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                   September 30,
                                                       1994      December 31,
                                                    (Unaudited)      1993
- - -----------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                               $ 5,501,700  $ 5,501,700
 Buildings and improvements                          30,641,900   30,120,900
- - -----------------------------------------------------------------------------
                                                     36,143,600   35,622,600
Accumulated depreciation and amortization           (10,477,200)  (9,632,500)
- - -----------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                      25,666,400   25,990,100
Cash and cash equivalents                             4,523,200    4,245,900
Rents receivable                                        104,200      246,600
Other assets                                             19,000       42,300
- - -----------------------------------------------------------------------------
                                                    $30,312,800  $30,524,900
- - -----------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses              $   293,600  $   321,500
 Due to Affiliates                                      425,600      431,700
 Security deposits                                      135,900      116,500
 Distributions payable                                  349,800      199,800
 Other liabilities                                       70,300       66,600
- - -----------------------------------------------------------------------------
                                                      1,275,200    1,136,100
- - -----------------------------------------------------------------------------
Partners' (deficit) capital:
 General Partners                                      (226,900)    (157,900)
 Limited Partners (60,000 Units authorized, issued
  and outstanding)                                   29,264,500   29,546,700
- - -----------------------------------------------------------------------------
                                                     29,037,600   29,388,800
- - -----------------------------------------------------------------------------
                                                    $30,312,800  $30,524,900
- - -----------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the nine months ended September 30, 1994
and the year ended December 31, 1993
(Unaudited)
(All dollars rounded to nearest 00s)

                                            General     Limited
                                           Partners    Partners       Total
- - -------------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1993                           $ (63,500) $29,083,700  $29,020,200
Net (loss) income for the year ended
 December 31, 1993                           (94,400)   1,262,200    1,167,800
Distributions for the year ended December
 31, 1993                                                (799,200)    (799,200)
- - -------------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1993                          (157,900)  29,546,700   29,388,800
Net (loss) income for the
 nine months ended
 September 30, 1994                          (69,000)     767,200      698,200
Distributions for the nine months ended
 September 30, 1994                                    (1,049,400)  (1,049,400)
- - -------------------------------------------------------------------------------
Partners' (deficit) capital,
 September 30, 1994                        $(226,900) $29,264,500  $29,037,600
- - -------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended September 30, 1994 and 1993
(Unaudited)
(All dollars rounded to nearest 00s except per Unit amounts)

                                                       1994        1993
- - ---------------------------------------------------------------------------
Income:
 Rental                                             $1,091,800  $1,152,000
 Interest                                               47,700      30,000
- - ---------------------------------------------------------------------------
                                                     1,139,500   1,182,000
- - ---------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                         289,300     297,000
 Property operating                                    286,000     266,000
 Real estate taxes and insurance                        88,400     125,700
 Repairs and maintenance                               143,500      73,900
 General and administrative                             56,500      48,600
- - ---------------------------------------------------------------------------
                                                       863,700     811,200
- - ---------------------------------------------------------------------------
Net income                                          $  275,800  $  370,800
- - ---------------------------------------------------------------------------
Net (loss) allocated to General Partners            $  (23,200) $  (23,000)
- - ---------------------------------------------------------------------------
Net income allocated to Limited Partners            $  299,000  $  393,800
- - ---------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (60,000 Units authorized, issued and outstanding)  $     4.98  $     6.56
- - ---------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the nine months ended September 30, 1994 and 1993
(Unaudited)
(All dollars rounded to nearest 00s except per Unit amounts)

                                                       1994        1993
- - ---------------------------------------------------------------------------
Income:
 Rental                                             $3,284,500  $3,575,400
 Interest                                              121,500      86,400
- - ---------------------------------------------------------------------------
                                                     3,406,000   3,661,800
- - ---------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                         844,700     887,200
 Property operating                                    847,300     814,100
 Real estate taxes and insurance                       365,300     384,600
 Repairs and maintenance                               487,200     375,300
 General and administrative                            163,300     170,400
- - ---------------------------------------------------------------------------
                                                     2,707,800   2,631,600
- - ---------------------------------------------------------------------------
Net income                                          $  698,200  $1,030,200
- - ---------------------------------------------------------------------------
Net (loss) allocated to General Partners            $  (69,000) $  (69,500)
- - ---------------------------------------------------------------------------
Net income allocated to Limited Partners            $  767,200  $1,099,700
- - ---------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (60,000 Units authorized, issued and outstanding)  $    12.79  $    18.33
- - ---------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 1994 and 1993
(Unaudited)
(All dollars rounded to nearest 00s)

                                                          1994        1993
- - ------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                            $  698,200  $1,030,200
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                           844,700     887,200
  Changes in assets and liabilities:
   Decrease (increase) in rents receivable                142,400     (13,000)
   Decrease (increase) in other assets                     23,300      (4,700)
   (Decrease) increase in accounts payable and accrued
    expenses                                              (27,900)     72,500
   (Decrease) in due to Affiliates                         (6,100)    (20,500)
   Increase (decrease) in other liabilities                 3,700     (43,500)
- - ------------------------------------------------------------------------------
    Net cash provided by operating activities           1,678,300   1,908,200
- - ------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements            (521,000)   (592,900)
- - ------------------------------------------------------------------------------
    Net cash (used for) investing activities             (521,000)   (592,900)
- - ------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                          (899,400)   (881,400)
 Increase (decrease) in security deposits                  19,400        (100)
- - ------------------------------------------------------------------------------
    Net cash (used for) financing activities             (880,000)   (881,500)
- - ------------------------------------------------------------------------------
Net increase in cash and cash equivalents                 277,300     433,800
Cash and cash equivalents at the beginning of the
 period                                                 4,245,900   3,716,800
- - ------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period     $4,523,200  $4,150,600
- - ------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 1994
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and nine months ended September 30, 1994 are not necessarily indicative of the operating results for the year ending December 31, 1994.

Certain reclassifications have been made to the previously reported 1993 financial statements in order to provide comparability with the 1994 financial statements. These reclassifications have not changed the 1993 results.

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

2. RELATED PARTY TRANSACTIONS:
Subsequent to March 31, 1983, the Termination of the Offering, the General Partners are entitled to 10% of Cash Flow as their Partnership Management Fee, provided that the Limited Partners first receive specified cumulative annual returns on their Original Capital Contributions. In accordance with the Partnership Agreement, Net Profits (exclusive of depreciation and Net Profits from the sale or disposition of Partnership properties) are allocated first to the General Partners in an amount equal to the greater of the General Partners' Partnership Management Fee or 1% of such Net Profits. The balance of Net Profits, if any, is allocated to the Limited Partners. Net Losses (exclusive of depreciation and Net Losses from the sale or disposition of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. All depreciation shall be allocated 10% to the General Partners and 90% to the Limited Partners. The General Partners were not entitled to cash distributions for the quarter and nine months ended September 30, 1994. During the quarter and nine months ended September 30, 1994, the General Partners were allocated Net Losses of $23,200 and $69,000, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and nine months ended September 30, 1994 were as follows:

                                                        Paid
                                                  ----------------
                                                            Nine
                                                  Quarter  Months  Payable
- - ---------------------------------------------------------------------------
Property management and leasing fees              $44,800 $153,600 $ 19,300
Reimbursement of property insurance premiums, at
 cost                                              16,000   45,700     None
Real estate commissions (a)                          None     None  403,000
Reimbursement of expenses, at cost:
 (1) Accounting                                     5,800   16,400    1,500
 (2) Investor communication                         3,200   11,300    1,800
 (3) Legal                                          7,000   25,200     None
- - ---------------------------------------------------------------------------
                                                  $76,800 $252,200 $425,600
- - ---------------------------------------------------------------------------

(a) As of September 30, 1994, the Partnership owed $403,000 to the Managing General Partner for real estate commissions earned in connection with the sales of Partnership properties. These commissions have been accrued but not paid. Under the terms of the Partnership Agreement, these commissions will not be paid until the Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution plus a cumulative return (including all Cash Flow which has been distributed to the Limited Partners from the initial date of investment) of 6% simple interest per annum on their Capital Investment from the initial date of investment.

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

                                       Comparative Cash Flow Results
                                                        For the Nine Months
                              For the Quarters Ended           Ended
                                9/30/94     9/30/93     9/30/94     9/30/93
- - -----------------------------------------------------------------------------
Amount of Cash Flow
 (as defined in the
 Partnership Agreement)       $   565,100 $   667,800 $ 1,542,900 $ 1,917,400
Capital Investment            $44,010,000 $44,010,000 $44,010,000 $44,010,000
Annualized return on Capital
 Investment (Annualized Cash
 Flow/ Capital Investment)          5.14%       6.07%       4.67%       5.81%
- - -----------------------------------------------------------------------------

The decrease in Cash Flow of approximately $102,700 and $374,500 for the quarter and nine months ended September 30, 1994, respectively, when compared to the quarter and nine months ended September 30, 1993 was primarily due to decreases in rental revenues at all of the Partnership's properties and increases in property operating and repairs and maintenance expenses, partially offset by a decrease in real estate taxes and insurance.

Rental revenues at Peachtree for the nine months ended September 30, 1994 and 1993 were approximately $913,700 and $1,113,800, respectively, and for the quarters ended September 30, 1994 and 1993 were approximately $314,900 and $355,000, respectively. Rental revenues decreased for both periods primarily due to decreases in the quarterly and nine-month average occupancy rates from 85% for the quarter and nine months ended September 30, 1993 to 79% and 78%, respectively, for the quarter and nine months ended September 30, 1994.

Rental revenues at Foxhall for the nine months ended September 30, 1994 and 1993 were approximately $1,169,900 and $1,239,700, respectively, and for the quarters ended September 30, 1994 and 1993 were approximately $394,600 and $401,400, respectively. The decreases for both periods were primarily due to lower tenant expense reimbursements in 1994, partially offset by an increase in base rents. The quarterly and nine-month average occupancy rates at Foxhall increased slightly to 85% in 1994 from 83% in 1993.

Rental revenues at Lakewood for the nine months ended September 30, 1994 and 1993 were approximately $869,000 and $883,300, respectively, and for the quarters ended September 30, 1994 and 1993 were approximately $279,400 and $281,500, respectively. The decrease for the nine months ended September 30, 1994 was primarily due to a decrease in insurance escalation income, as well as granting refunds to tenants in 1994 for an overestimate of 1993 insurance escalation billings. The quarterly and nine-month average occupancy rates were 84% and 83%, respectively, in 1994 and 82% and 85%, respectively, in 1993.

Rental revenues at the 12621 Featherwood Building ("Featherwood") for the nine months ended September 30, 1994 and 1993 were approximately $331,900 and $340,700, respectively, and for the quarters ended September 30, 1994 and 1993 were approximately $102,900 and $113,600, respectively. The property remained 100% occupied during 1993 and 1994. On July 18, 1994, the Partnership purchased a parcel of land adjacent to the Featherwood building for approximately $8,100 to be used for an expanded parking facility as required under the sole tenant's lease.

Property operating and repairs and maintenance expenses increased primarily due to an increase of the Partnership's share of these expenses at Featherwood resulting from the expiration of the prior tenant's lease which was on a net basis, as more fully discussed in the Partnership's Annual Report. The Partnership's share of total operating expenses, including real estate taxes, at Featherwood increased approximately $229,300 for the nine months ended September 30, 1994 when compared to the nine months ended September 30, 1993 due to the assumption of these obligations by the Partnership. In addition, repairs and maintenance expenses increased at Foxhall and Peachtree by approximately $13,000 and $45,000, respectively. Contributing to the increase in repairs and maintenance expenses at Peachtree were repairs made to the HVAC system.

Partially offsetting the decreases in Cash Flow results mentioned above were:
1) a decrease in real estate taxes at Foxhall of approximately $75,600 primarily due to the receipt of a real estate tax refund in 1994 relating to the 1992/1993 tax year and 2) a decrease in property operating expenses at Peachtree of approximately $38,000 due to a decrease in salaries and at Foxhall of approximately $21,200 due to a decrease in promotional expenditures.

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

LIQUIDITY AND CAPITAL RESOURCES
The increase in the Partnership's cash position as of September 30, 1994 when compared to December 31, 1993 was primarily the result of net cash provided by operating activities exceeding payments made for capital and tenant improvements and distributions paid to Limited Partners. The liquid assets of the Partnership as of September 30, 1994 represent working capital reserves comprised of undistributed Sale Proceeds and undistributed Cash Flow.

Net cash provided by operating activities decreased by $229,900 during the nine months ended September 30, 1994 when compared to the nine months ended September 30, 1993. This decrease was primarily due to the decrease in Cash Flow results as discussed above and the timing in 1994 of the payment of certain Partnership expenses, partially offset by the significant collection of past due receivables.

Net cash used for investing activities decreased by $71,900 for the nine months ended September 30, 1994 when compared to the nine months ended September 30, 1993. This decrease was due to a decrease in expenditures for capital and tenant improvements to the Partnership's properties. During the nine months ended September 30, 1994, the Partnership spent approximately $521,000 for building and tenant improvements and has budgeted to spend an additional $300,000 during the remainder of 1994. Of the remaining budgeted amount, approximately $150,000 and $120,000 relates to anticipated capital and tenant improvements and leasing costs expected to be incurred at Foxhall and Peachtree, respectively. The Managing General Partner believes these expenditures are necessary to maintain occupancy levels in very competitive markets.

Net cash used for financing activities decreased by $1,500 for the nine months ended September 30, 1994 when compared to the nine months ended September 30, 1993. This decrease was due primarily to an increase in the net collections of tenant security deposits, partially offset by an increase in distributions paid to Limited Partners in 1994 as compared to 1993.

The Managing General Partner continues to take a conservative approach to projections of future rental income and to maintain higher levels of cash reserves due to the anticipated capital and tenant improvements necessary to be made at the Partnership's properties during the next several years prior to their disposition. As a result of this, the Partnership continues to reserve amounts from Cash Flow to supplement working capital reserves. Cash Flow retained to supplement working capital reserves approximated $215,300 and $493,500 for the quarter and nine months ended September 30, 1994, respectively.

Distributions to Limited Partners for the quarter ended September 30, 1994 were declared at an annualized rate of 3.18% of Capital Investment. Cash distributions are made 60 days after quarter end. The amount of future distributions to Limited Partners will ultimately be dependent upon the performance of the Partnership's investments, as well as the amount of Cash Flow retained for future cash requirements. Therefore, there can be no assurance of the availability or the amount of Cash Flow for distribution to Partners.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- - -------  --------------------------------

      (a) Exhibits: None

      (b) Reports on Form 8-K:

          There were no reports filed on Form 8-K during the quarter ended September 30, 1994.

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


                          FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 1

                          BY: FIRST CAPITAL FINANCIAL CORPORATION
                              MANAGING GENERAL PARTNER


Date:  November 11, 1994  By: /s/     DOUGLAS CROCKER II
                              ---------------------------------------
                                      DOUGLAS CROCKER II
                             President and Chief Executive Officer


Date:  November 11, 1994  By: /s/      NORMAN M. FIELD
                              ---------------------------------------
                                       NORMAN M. FIELD
                             Vice President - Finance and Treasurer