Form 10-K
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 1
filed 1995-03-31
CIK 730212

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549-1004

                                   FORM 10-K


    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended         December 31, 1994
                                      ------------------------------------

                                      OR


    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from                  to
                                          ----------------    ----------------

           Commission file number         0-12538
                                      ----------------

               First Capital Institutional Real Estate, Ltd. - 1
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Florida                                    59-2197264
-----------------------------------         ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

Two North Riverside Plaza, Suite 950, Chicago, Illinois         60606-2607
-------------------------------------------------------     -------------------
        (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code            (312) 207-0020
                                                            -------------------

Securities registered pursuant to Section 12(b) of the Act:        NONE
                                                            -------------------

                                                            Limited Partnership
Securities registered pursuant to Section 12(g) of the Act:        Units
                                                            -------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
    such filing requirements for the past 90 days.  YES  X     NO
                                                       -----     -----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

    Documents incorporated by reference:

    The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the definitive Prospectus dated October 25, 1982, included in the Registrant's Registration Statement on Form S-11, is incorporated herein by reference in Part IV of this report.

    Exhibit Index - Page A-1
    ------------------------

                                    PART I

ITEM 1.  BUSINESS
-------  --------

First Capital Institutional Real Estate, Ltd.- 1 (the "Partnership") is a limited partnership organized in 1982 under the Florida Uniform Limited Partnership Act. The Partnership sold $60,000,000 in Limited Partnership Units (the "Units") to the public from November 1982 through March 1983, pursuant to a Registration Statement on Form S-11 filed with the Securities and Exchange Commission (Registration Statement No. 2-79092). Capitalized terms used in this report have the same meaning as those terms have in this Registration Statement.

The business of the Partnership is to invest primarily in existing, income-producing commercial real estate such as shopping centers and office buildings, and to a lesser extent, in other types of real estate. From May 1983 through September 1983, the Partnership made three real property investments. As of December 31, 1994, the Partnership has sold two of these real property investments. In addition, from May 1984 through January 1985, the partnership purchased a 50% interest in three joint ventures with an Affiliated partnership, each of which own one real property investment.

Property management services for certain of the Partnership's real estate investments are provided by Affiliates of the Managing General Partner for fees calculated as a percentage of gross rents received from the properties.

The real estate business is highly competitive. The results of operations of the Partnership will depend upon the availability of suitable tenants, real estate market conditions and general economic conditions which may impact the success of those tenants. Properties owned by the Partnership frequently compete for tenants with similar properties owned by others.

The Partnership employs directly or through joint ventures 9 people for on-site property maintenance and administration.

ITEM 2.  PROPERTIES(a)(b)
-------  ----------

As of December 31, 1994, the Partnership owns, directly or through a joint venture, the following four property interests, all of which are owned in fee simple, except as noted below:


                                                   Net Leasable  Number of
      Property Name                Location        Sq. Footage   Tenants (c)
------------------------     --------------------  ------------  -----------
    Shopping Center:
------------------------
Lakewood Square
  Shopping Center (d)        Lakewood, California     147,544        25(1)

   Office Buildings:
------------------------
Peachtree Palisades East
  Office Building (e)        Atlanta, Georgia         128,276        34(2)

Foxhall Square
  Office Building (d)        Washington, D.C.         141,902        68


-------  ----------------------

                                                Net Leasable    Number of
       Property Name              Location       Sq. Footage   Tenants (c)
----------------------------   --------------   ------------   -----------

12621 Featherwood Building
  f/k/a Houston Lighting and
  Power Building (d)           Houston, Texas       88,811          1


Notes:
------

(a) For a discussion of significant operating results and major capital expenditures planned for the Partnership's properties refer to Item 7 on pages 9 through 12.

(b) For Federal income tax purposes, the Partnership depreciates the portion of the acquisition costs of its properties allocable to real property, and all improvements thereafter, over useful lives ranging from 18 years utilizing Accelerated Cost Recovery System ("ACRS") to 31.5 years Modified ACRS utilizing the straight-line method. The Partnership's portion of real estate taxes for Lakewood Square Shopping Center ("Lakewood"), Peachtree Palisades East Office Building ("Peachtree") and Foxhall Square Building ("Foxhall"), the Partnership's most significant properties, were approximately $138,300, $70,500 and $152,800, respectively, for the year ended December 31, 1994. In the opinion of the Managing General Partner, the Partnership's properties are adequately insured and serviced by all necessary utilities.

(c) Represents the total number of tenants as well as the number of tenants, in parenthesis, that individually occupy more than 10% of the net leasable square footage of the property.

(d) The Partnership owns a 50% joint venture interest in this property.

(e) The Partnership leases the land on which this property is situated.


The following table presents the Partnership's significant properties' occupancy rates as of December 31 for each of the last five years:


Property Name               1994   1993   1992   1991   1990
------------------------    ----   ----   ----   ----   ----
Lakewood Square
  Shopping Center            84%    86%    94%    94%    93%

Peachtree Palisades East
  Office Building            81%    77%    85%    86%    81%

Foxhall Square
  Building                   88%    85%    82%    81%    85%


-------  ----------------------

The amounts in the following table represent the Partnership's significant properties' average annual rentals per square foot for each of the last five years ended December 31 which are computed by dividing each property's base rental revenues by its average occupied square footage.


     Property Name           1994      1993      1992      1991      1990
------------------------    ------    ------    ------    ------    ------
Lakewood Square
  Shopping Center           $14.56    $14.17    $15.15    $15.22    $14.98

Peachtree Palisades East
  Office Building           $11.62    $11.95    $12.41    $12.18    $12.36

Foxhall Square
  Building                  $22.64    $21.94    $21.94    $26.01    $24.39


The following table summarizes the principal provisions of the lease for the tenants who occupy more than ten percent of the rentable square footage at Lakewood and Peachtree Palisades, two of the Partnership's most significant properties. No individual tenant at Foxhall, the Partnership's other significant property, occupies ten percent or more of the rentable square footage of this building.


                                                       Percentage
                                                         of Net
                            Partnership's               Leasable
                              Share of     Expiration    Square
                                Rent        Date of      Footage      Renewal Options
                              for 1995        Lease     Occupied   (Renewal Options/Years)
                            -------------  ----------  ----------  -----------------------

Lakewood Square
  Shopping Center
-----------------

Cost Plus                     $121,400      10/28/07        14%             2/10
  (specialty store sales)

Peachtree Palisades East
  Office Building
-----------------

Railcar Management, Inc.      $179,200       4/30/98        12%             NONE
  (railway management)

JACOR Communications, Inc.    $270,800       8/31/06        15%             NONE
  (radio broadcasting)           (a)

(a) Represents twelve months of rent. This amount may be reduced depending on the actual commencement date of the lease which has not yet been determined.

    -------  -----------------------

    The following table sets forth the Partnership's portion of lease expirations (assuming no lease renewals) for Lakewood, Peachtree and Foxhall, the Partnership's most significant properties, through the year ended December 31, 2004:

                     Number                  Base Rents       % of Total
                       of                    in Year of       Base Rents
             Year    Tenants   Square Feet   Expiration (a)   Collected (b)
            ------   -------   -----------   --------------   -------------
             1995         31        54,837     $473,800          13.04%
             1996         20        43,194     $249,200           8.33%
             1997         14        19,060     $144,700           5.36%
             1998         24       106,197     $507,500          22.67%
             1999         13        21,573     $228,900          16.21%
             2000          5        14,539     $101,600           8.83%
             2001          3         9,584     $ 38,600           3.98%
             2002          3         8,004     $ 65,500           7.32%
             2003          8        15,015     $120,100          15.41%
             2004          1         2,913     $ 43,600           6.00%

           (a) Represents Partnership's portion of rents to be received, through the date of expiration, on expiring leases for each year.

           (b) Represents the rents to be received on expiring leases as a percentage of the total rents expected to be collected for each year.


    ITEM 3.  LEGAL PROCEEDINGS
    -------  -----------------

    (a & b) The Partnership and its properties are not a party to, nor the subject of, any material pending legal proceedings, nor were any such proceedings terminated during the quarter ended December 31, 1994. Ordinary routine litigation incidental to the business which is not deemed material was maintained during the quarter ended December 31, 1994.

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
    -------  ---------------------------------------------------

    (a, b, c & d)  None.

                                    PART II

 ITEM 5.  MARKET FOR THE REGISTRANT'S EQUITY AND RELATED SECURITY HOLDER
          --------------------------------------------------------------
          MATTERS
          -------

 There has not been, nor is there expected to be, a public market for the Units.

 As of March 1, 1995, there were 8,970 Holders of the Units.

ITEM 6. SELECTED FINANCIAL DATA

                                       For the Years Ended December 31,
                          ------------------------------------------------------------
                             1994        1993        1992         1991        1990
--------------------------------------------------------------------------------------
Total revenues            $ 4,604,600 $ 4,682,700 $ 5,581,000  $ 6,133,500 $ 6,488,400
Net income (loss)         $   434,400 $ 1,167,800 $  (194,800) $ 1,966,100 $ 5,513,000
Net income (loss)
 allocated to Limited
 Partners                 $   532,200 $ 1,262,200 $  (199,800) $ 2,066,700 $ 5,069,300
Net income (loss)
 allocated to Limited
 Partners per Unit
 (60,000 Units issued
 and outstanding)         $      8.87 $     21.04 $     (3.33) $     34.45 $     84.49
Investment in commercial
 rental properties (net
 of accumulated
 depreciation and
 amortization)            $25,324,600 $25,990,100 $26,455,500  $34,554,400 $35,394,800
Number of real property
 interests owned at
 December 31                        4           4           4            5           5
Total assets              $29,792,600 $30,524,900 $30,432,200  $36,630,300 $37,087,200
Cash Flow (as defined in
 the Partnership
 Agreement) (a)           $ 2,069,000 $ 2,346,700 $ 2,953,900  $ 3,302,300 $ 3,625,100
Distributions to Limited
 Partners per Unit
 (60,000 Units issued
 and outstanding) (b)     $     23.32 $     13.32 $    102.12  $     32.12 $    250.39
Return of Capital to
 Limited Partners per
 Unit (60,000 Units
 issued and outstanding)
 (c)                      $     14.45         N/A $    102.12          N/A $    165.90
--------------------------------------------------------------------------------------

Reconciliation of Cash Flow (as defined in the Partnership Agreement) to net cash provided by operating activities:

                                     For the Years Ended December 31,
                          ---------------------------------------------------------
                             1994       1993        1992        1991        1990
-----------------------------------------------------------------------------------
Cash Flow (as defined in
 the Partnership
 Agreement) (a)           $2,069,000 $2,346,700  $2,953,900  $3,302,300  $3,625,100
Items of reconciliation:
 Changes in assets and
  liabilities:
  Decrease (increase) in
   current assets             59,500    (29,000)    (21,100)    184,700      83,100
  Increase (decrease) in
   current liabilities        61,000      7,600      69,000    (110,600)     15,500
-----------------------------------------------------------------------------------
Net cash provided by
 operating activities     $2,189,500 $2,325,300  $3,001,800  $3,376,400  $3,723,700
-----------------------------------------------------------------------------------

(a) Cash Flow is defined in the Partnership Agreement as all revenues from operations (excluding tenant deposits, net proceeds from the sale, disposition or financing of any Partnership properties or the refinancing of any Partnership indebtedness), minus all expenses (including Operating Expenses, payments of principal and interest on any Partnership indebtedness, and any reserves of revenues from operations deemed reasonably necessary by the Managing General Partner), except depreciation and amortization expenses, capital expenditures and the General Partners' Partnership Management Fee.
(b) Distributions to Limited Partners per Unit included Sale Proceeds of approximately $70.00 and $186.50 for the years ended December 31, 1992 and 1990, respectively.
(c) To the extent cash distributions exceed net income, such excess distributions are treated as a return of capital.

The above selected financial data should be read in conjunction with the financial statements and the related notes appearing on pages A-1 through A-6 in this report and the supplemental schedule on pages A-7 and A-8.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The ordinary business of the Partnership is expected to pass through three phases: (i) Offering of Units and investment in properties, (ii) operation of properties and (iii) sale or other disposition of properties.

The Partnership commenced the Offering of Units on November 16, 1982 and began operations on January 3, 1983 after reaching the required minimum subscription level. In March, 1983, the Offering was terminated upon the sale of 60,000 Units. During the period of 1983 to 1985 the Partnership purchased a total of six properties, including three 50% joint venture interests. In 1990 the Partnership, in addition to being in the operation of properties phase, entered the disposition phase. As of December 31, 1994, the Partnership has sold two of its real property interests.

OPERATIONS
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its four remaining properties. Notwithstanding the Partnership's intention relative to property sales, another primary objective of the Partnership is to provide cash distributions to Limited Partners from Cash Flow generated by Partnership operations. To the extent cash distributions exceed net income, such excess distributions will be treated as a return of capital. The Statements of Cash Flows presented in the financial statements represent a reconciliation of the changes in cash balances. Cash Flow, as defined in the Partnership Agreement, is generally not equal to Partnership net income or cash flows as determined by generally accepted accounting principles, since certain items are treated differently under the Partnership Agreement than under generally accepted accounting principles. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined by the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows as defined by generally accepted accounting principles. The amount of Cash Flow and the return on Capital Investment are not indicative of actual distributions and actual returns on Capital Investment.

As the Partnership progresses through the disposition phase, the Managing General Partner continues to analyze, and if necessary adjust for, the differences between the market values and the carrying bases of the Partnership's properties. As a result of the current year analysis, the Partnership has recorded a provision for value impairment for the 12621 Featherwood Building ("Featherwood") in the amount of $500,000 for the year ended December 31, 1994. The Managing General Partner will continue to evaluate real estate market conditions affecting each of the Partnership's properties, in its efforts to maximize the realization of proceeds on their eventual disposition. The recording of the provisions for value impairment does not impact cash flows as defined by generally accepted accounting principles or Cash Flow as defined by the Partnership Agreement (see Note 8 of Notes to Financial Statements for additional information).

                                            Comparative Cash Flow Results
                                                 For the Years Ended
                                         -----------------------------------
                                          12/31/94    12/31/93    12/31/92
----------------------------------------------------------------------------
Amount of Cash Flow (as defined by the
 Partnership Agreement)                  $ 2,069,000 $ 2,346,700 $ 2,953,900
Average Capital Investment               $44,010,000 $44,010,000 $47,860,000
Return on average Capital Investment
 (Cash Flow/average Capital Investment)        4.70%       5.33%       6.17%
----------------------------------------------------------------------------

During the Partnership's final phase of its life cycle, comparisons of Cash Flow results between the years presented in the table is complicated due to the timing and effect of property sales. Partnership Cash Flow is generally expected to decline as real property interests are sold since the Partnership no longer receives Cash Flow generated from such real property interests. Accordingly, rental income, property operating expenses, repairs and maintenance and real estate taxes are expected to decline as well, but will continue to comprise the significant components of Cash Flow until the sale of the final property. Also, during the final phase, cash and cash equivalents increase as sale proceeds are received and decrease as the Partnership utilizes such proceeds for the purposes of distributions to Limited Partners or making improvements to the Partnership's remaining properties. Prior to being utilized, these funds are invested in short-term interest bearing instruments. Sale proceeds are excluded from the determination of Cash Flow.

Cash Flow results for the Partnership decreased by $277,700 for the year ended December 31, 1994 when compared to the year ended December 31, 1993. The two most significant factors affecting the decrease were lower Cash Flow results at Peachtree and Featherwood of $212,500 and $223,500, respectively. Partially offsetting the decrease in Cash Flow was: 1) an increase in Cash Flow results at Lakewood and Foxhall of $19,100 and $40,200, respectively; 2) an increase in interest income of $57,800 due to a trend in higher rates earned on short-term investments; 3) a decrease in printing and mailing costs of $41,200 and 4) the absence of operating expenses associated with a property sold in 1992.

The decrease in Cash Flow results of $607,200 for the year ended December 31, 1993 when compared to the year ended December 31, 1992 was primarily due to the sale on September 2, 1992 of Northridge Shopping Center ("Northridge") and therefore the absence of Cash Flow generated from this property. Exclusive of this sale, Cash Flow decreased for the year ended December 31, 1993 by approximately $331,900 when compared to the year ended December 31, 1992. Factors which contributed to the decrease in Cash Flow results from 1992 to 1993 were: 1) decreased rental revenues at Lakewood, Peachtree and Foxhall of $187,900, $108,900 and $37,000, respectively; 2) an increase in property operating expenses at Foxhall of approximately $22,000; 3) an increase in repairs and maintenance expenses at Peachtree of approximately $21,000 and 4) a decrease in interest income earned on short-term investments of approximately $14,800 due to the trend in lower interest rates earned on these types of investments. Partially offsetting the decrease in Cash Flow results for the year ended December 31, 1993 when compared to the year ended December 31, 1992 was 1) a decrease in real estate taxes at Foxhall of approximately $51,000 due primarily to the receipt of a refund in 1993 for 1992 taxes; and 2) a decrease in real estate taxes and property operating expenses at Peachtree of approximately $45,300 and $57,100, respectively.

Rental revenues at Foxhall for the years ended December 31, 1994, 1993 and 1992 were approximately $1,554,700, $1,619,000 and $1,656,000, respectively. The decrease in rental revenue in 1994 when compared to 1993 was primarily due to lower escalation income in 1994 resulting from overpayments from tenants in prior years as well as changes in tenants' base years caused by lease rollovers. This decrease was offset by an increase in base rents. Offsetting the decrease in rental revenues for this property from 1993 to 1994 was: 1) a decrease in real estate tax expense of $71,100 due to the receipt of a refund in 1994 relating to the 1992/1993 tax year and 2) a decrease in property operating expenses of $33,400, resulting primarily from reduced utility expenses. Rental revenues decreased slightly from 1992 to 1993 as a result of a 1993

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED) adjustment of previously billed 1992 tenant expense reimbursements which had been overestimated. The average annual occupancy rate at Foxhall has remained relatively stable at 85%, 82% and 83% for 1994, 1993 and 1992, respectively.

Rental revenues at Peachtree for the years ended December 31, 1994, 1993 and 1992 were approximately $1,249,300, $1,408,600 and $1,517,500, respectively.
Rental revenues decreased from 1993 to 1994 primarily due to a decrease in the average annual occupancy rate. Also affecting the decrease in Cash Flow results for this property caused by the decrease in rental revenues was an increase in repairs and maintenance of $52,700 primarily due to repairs made to the HVAC and fire protection systems and minor tenant improvements. Rental revenues decreased from 1992 to 1993 due to a decrease in the average annual occupancy rate and a current year adjustment of previously billed 1992 tenant expense reimbursements which had been overestimated. The average annual occupancy rate at Peachtree for 1994, 1993 and 1992 was 79%, 83% and 87%, respectively.

Rental revenues at Lakewood for the years ended December 31, 1994, 1993 and 1992 were approximately $1,168,900, $1,121,700 and $1,309,600, respectively.
Rental revenues were higher in 1994 primarily due to the write-off in 1993 of approximately $51,000 in uncollectible tenant receivables. Partially offsetting the increase in Cash Flow results for this property for the year ended December 31, 1994 when compared to December 31, 1993 was an increase in repairs and maintenance and operating expenses of $12,000 and $16,200, respectively. Rental revenues decreased from 1992 to 1993 due to decreases in occupancy and base rents charged to new and renewing tenants. The average annual occupancy rate for 1994, 1993 and 1992 was 84%, 85% and 96%, respectively. The average annual occupancy rate declined significantly in 1993 as compared to 1992 due to a loss of a bankrupt tenant.

Rental revenues at Featherwood for the years ended December 31, 1994, 1993 and 1992 were $456,600, $418,000 and $453,000, respectively. The Partnership's share of total operating expenses, including real estate taxes, and repairs and maintenance, increased approximately $262,200 for the year ended December 31, 1994 when compared to the year ended December 31, 1993 due to the assumption of these obligations by the Partnership. Property operating and repairs and maintenance expenses at Featherwood increased significantly due to an increase in the Partnership's share of these expenses resulting from the expiration of the prior tenant's lease, which was on a net basis.

The Featherwood building remained 100% occupied during 1992 and 1993. On December 14, 1993, the sole tenant's (the "Tenant") lease expired. Since April 1, 1992, two subtenants occupied approximately 84% of the building and the Tenant occupied the remaining 16% of the building. On December 14, 1993, the Partnership and First Capital Institutional Real Estate, Ltd.--2, an Affiliated partnership, (collectively "FCIRE 1 & 2") entered into a three-year lease agreement with one of the former subtenants, Parsons S.I.P., Inc. ("Parsons"), an engineering firm, to occupy the entire building. The terms of the new lease provide for minimum rents to be earned by FCIRE 1 & 2 of approximately $992,900 per annum throughout the term of the lease, of which the Partnership has a 50% interest. Included in the lease terms is the ability of Parsons to cancel the lease after two years provided that FCIRE 1 & 2 are notified nine months prior to cancellation. In addition, Parsons took the space "as is" with only a small capital improvement allowance for an expanded parking facility on a parcel of land adjacent to the Featherwood building which FCIRE 1 & 2 purchased on July 18, 1994, for approximately $7,500 plus $600 of closing costs.

Rental revenues at Northridge for the year ended December 31, 1992 were $512,600.

The rate of inflation has remained relatively stable during the years under comparison and has had a minimal impact on the operating results of the Partnership. The nature of various tenants lease clauses protects the Partnership, to some extent, from increases in the rate of inflation. Certain of the lease clauses provide for the following: 1) annual rent increases based on the Consumer Price Index or graduated rental increases; 2) percentage rentals at shopping centers, for which the Partnership receives as additional rent a percentage of a tenant's sales over predetermined breakeven amounts and
3) total or partial tenant reimbursement of property operating expenses (e.g., common area maintenance, real estate taxes, etc.).

LIQUIDITY AND CAPITAL RESOURCES
The liquid assets of the Partnership as of December 31, 1994 represented working capital reserves and undistributed Cash Flow. Net cash provided by operating activities continues to be the Partnership's primary source of funds. Net cash provided by operating activities decreased by $135,800 for the year ended December 31, 1994 when compared to the year ended December 31, 1993. This decrease was primarily due to the decrease in Cash Flow results, as discussed above, partially offset by the timing of the payment of certain Partnership expenses and the significant collection of past due receivables.

Net cash used for investing activities increased approximately $255,700 for the year ended December 31, 1994 when compared to the year ended December 31, 1993. The increase was due to an increase in expenditures for capital and tenant improvements to the Partnership's properties. The Partnership has budgeted to spend approximately $1,630,800 for building and tenant improvements in 1995. Included in the 1995 budget are building and tenant improvements for Peachtree, Lakewood, and Foxhall of approximately $956,000, $415,000 and $238,000, respectively. The Managing General Partner believes these expenditures are necessary to maintain occupancy levels in very competitive markets and ready the remaining properties for ultimate disposition.

Net cash used for financing activities increased by $144,900 for the year ended December 31, 1994 when compared to the year ended December 31, 1993. This increase was due to an increase in distributions paid to Limited Partners in 1994 as compared to 1993 partially offset by a net increase in net collections of tenant security deposits.

The Managing General Partner continues to take a conservative approach to projections of future rental income and maintain high levels of cash reserves due to the anticipated capital and tenant improvements necessary to be made at the Partnership's properties in the next several years prior to their ultimate sales. As a result of this, the Partnership continues to reserve amounts from Cash Flow to supplement working capital reserves. For the year ended December 31, 1994, Cash Flow withheld to supplement working capital reserves approximated $669,800. The amount of future Cash Flow available for distribution to Limited Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the amount of Cash Flow withheld for future cash requirements. Therefore, there can be no assurance of the availability or the amount of Cash Flow for distribution to investors. Distributions to Limited Partners for 1994 were made at an annualized rate of 3.18% on total Capital Investment. Cash distributions are made 60 days after the quarter-end.

     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     -------  -------------------------------------------

     The response to this item is submitted as a separate section of this report. See page A-1 "Index of Financial Statements, Schedule and Exhibits."

     ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
     -------  ---------------------------------------------------------------
              FINANCIAL DISCLOSURE
              --------------------
     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

(a)  DIRECTORS
     ---------

     The Partnership has no directors. First Capital Financial Corporation ("FCFC") is the Managing General Partner. The directors of FCFC, as of March 30, 1995, are shown in the table below. Directors serve for one year or until their successors are elected. The next annual meeting of FCFC will be held in May, 1995.

           Name                                                 Office
           ----                                                 ------

    Samuel Zell.......................................... Chairman of the Board
    Douglas Crocker II................................... Director
    Sheli Z. Rosenberg................................... Director
    Sanford Shkolnik..................................... Director

    Samuel Zell, 53, has been a Director of the Managing General Partner since 1983 (Chairman of the Board since December 1985); and is Chairman of the Board of Great American Management and Investment, Inc. ("Great American"). Mr. Zell is also Chairman of the Board of Equity Financial and Management Company ("EFMC") and Equity Group Investments, Inc., and is a trustee and beneficiary of a general partner of Equity Holding Limited, an Illinois Limited Partnership, a privately owned investment partnership. He is also Chairman of the Board of Directors of Itel Corporation, Broadway Stores, Inc., Falcon Building Products, Inc. and American Classic Voyages Co. He is Chairman of the Board of Trustees of Equity Residential Properties Trust. He is a director of Jacor Communications, Inc., Sealy Corporation and The Vigoro Corporation, Chairman of the Board of Directors and Chief Executive Officer of Capsure Holdings Corp. and Manufactured Home Communities, Inc. and Co-Chairman of the Board of Revco D.S., Inc. Mr. Zell was President of Madison Management Group, Inc. ("Madison") prior to October 4, 1991.
    Madison filed for a petition under the Federal bankruptcy laws on November 8, 1991.

    Douglas Crocker II, 54 has been President and Chief Executive Officer since December, 1992 and a Director since January, 1993 of the Managing General Partner. Mr. Crocker has been an Executive Vice President of EFMC since November, 1992. Mr. Crocker has been President and Chief Executive Officer of Equity Residential Properties Trust since March 31, 1993. He was President of Republic Savings Bank, F.S.B. ("Republic") from 1989 to June, 1992 at which time the Resolution Trust Company took control of Republic.

    Sheli Z. Rosenberg, 53, was President and Chief Executive Officer of the Managing General Partner from December, 1990 to December, 1992 and has been a Director of the Managing General Partner since September, 1983; was Executive Vice President and General Counsel for EFMC from October, 1980 to November, 1994; has been President and Chief Executive Officer of EFMC and Equity Group Investments, Inc. since November, 1994; has been a director of Great American since June, 1984 and is a director of various subsidiaries of Great American. She is also a Director of Itel Corporation, Capsure Holdings Corp., American Classic Voyages Co., Falcon Building Products, Inc., Jacor Communications, Inc., Revco D.S., Inc. and The Vigoro Corporation. She was Chairman of the Board from January, 1994 to September, 1994; and has been Co-Chairman of the Board since September, 1994 of CFI Industries, Inc., She is also a trustee of Equity Residential Properties Trust. Ms. Rosenberg is Chairman of the Board of Rosenberg & Liebentritt, P.C., counsel to the Partnership, the Managing General Partner and certain of their

     ---------

     Affiliates. Ms. Rosenberg was Vice President of Madison prior to October 4, 1991. Madison filed for a petition under the Federal bankruptcy laws on November 8, 1991. She has been Vice President of First Capital Benefit Administrators, Inc. ("Benefit Administrators") since July 22, 1987. Benefit Administrators filed for a petition under the Federal Bankruptcy laws on January 3, 1995.

     Sanford Shkolnik, 56, has been a Director of the Managing General Partner since December, 1985. Mr. Shkolnik has been Executive Vice President of EFMC since 1976. He is Chairman of the Board and Chief Executive Officer of SC Management, Inc., which is General Partner of Equity Properties and Development Limited Partnership, a nationally ranked shopping center company. He is also a director of Broadway Stores, Inc.

(b, c & e)  EXECUTIVE OFFICERS
            ------------------

     The Partnership does not have any executive officers. The executive officers of the Managing General Partner as of March 30, 1995 are shown in the table. All officers are elected to serve for one year or until their successors are elected and qualified.

           Name                                          Office
           ----                                          ------

     Douglas Crocker II...................President and Chief Executive Officer
     Arthur A. Greenberg..................Senior Vice President
     Norman M. Field......................Vice President - Finance and Treasurer

     PRESIDENT AND CEO -- See Table of Directors above.

     Arthur A. Greenberg, 53, has been Senior Vice President of the Managing General Partner since August, 1986. Mr. Greenberg was Executive Vice President and Chief Financial Officer of Great American from December, 1986 to March, 1995. Mr. Greenberg also is a Director and Executive Vice President/Treasurer of EFMC since 1971, and President of Greenberg & Pociask, Ltd. He is Senior Vice President since 1989 and Treasurer since 1990 of Capsure Holdings Corp. Mr. Greenberg is a director of American Classic Voyages Co., The Vigoro Corporation, and Chairman of the Board of Firstate Financial A Savings Bank. Mr. Greenberg was Vice President of Madison prior to October 4, 1991. Madison filed for a petition under the Federal bankruptcy laws on November 8, 1991.

     Norman M. Field, 46, has been Vice President and Treasurer of the Managing General Partner since February, 1984, and also served as Vice President and Treasurer of Great American from July, 1983 until March, 1995. Mr. Field has been treasurer of Benefit Administrators since July 22, 1987. Benefit Administrators filed for a petition under the Federal Bankruptcy laws on January 3, 1995. He has also been Chief Financial Officer of Equality Specialties, Inc., a subsidiary of Great American, since August, 1994.

(d)  FAMILY RELATIONSHIPS
     --------------------

     There are no family relationships among any of the foregoing officers.

(f)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS
     ----------------------------------------

     There are no involvements in certain legal proceedings among any of the foregoing officers.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

(a,b,c & d) As stated in Item 10, the Partnership has no officers or directors. Neither the Managing General Partner, nor any director or officer of the Managing General Partner, received any direct remuneration from the Partnership during the year ended December 31, 1994. However, Affiliates of the Managing General Partner do compensate the directors and officers of the Managing General Partner.

(e)  None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

(a) As of March 1, 1995 no person owned of record or was known by the Partnership to own beneficially more than 5% of the Partnership's 60,000 Units then outstanding.

(b) The Partnership has no directors or executive officers. As of March 1, 1995, the executive officers and directors of the Managing General Partner, as a group, did not own any Units.

(c) None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

(a) On September 25, 1992, the entity formerly named First Capital Financial Corporation and certain subsidiaries which may be or may have been entitled to receive certain compensation, fees or reimbursements from the Partnership were merged or liquidated into First Capital Properties Corporation. On February 23, 1993, First Capital Properties Corporation changed its name to First Capital Financial Corporation.

Certain Affiliates of the Managing General Partner, provide leasing, property management and supervisory services to the Partnership. Compensation for these property management services may not exceed 6% of the gross receipts from the property being managed where the Managing General Partner or Affiliates provide leasing, re-leasing, and leasing related services, or 3% of gross receipts where the Managing General Partner or Affiliates do not perform leasing, re-leasing and leasing related services. For the year ended December 31, 1994, these Affiliates were entitled to supervisory and property management and leasing fees of approximately $199,900. In addition, other Affiliates of the General Partner were entitled to compensation and reimbursements of approximately $97,600 from the Partnership for insurance, personnel, and other miscellaneous services. Services of Affiliates shall be on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons. As of December 31, 1994, total fees and reimbursements of $44,700 were due to Affiliates.

The Partnership executed a lease agreement in December, 1994 with JACOR Communications, Inc. ("JACOR"), a radio broadcasting company, which is 65% owned by Zell Chilmark Fund L.P., an affiliate of the Managing General Partner. The lease is for 19,500 square feet and provides for monthly base rent of $22,344, with an annual increase of 3% on September 1 of each year through the lease expiration date. The lease expiration date is twelve years from the date of commencement. The commencement date has not yet been determined. The lease also provides for JACOR to pay the Partnership for its pro rata share of operating expenses.

Subsequent to March 31, 1983, the Termination of the Offering, the General Partners are entitled to 10% of Cash Flow as their Partnership Management Fee, provided that the Limited Partners first receive specified annual returns on their Original Capital Contributions. In addition, whenever there is a sale or disposition of a Partnership property, the General Partners are entitled to distributions of Sale Proceeds, provided that the Limited Partners first receive additional specified annual returns on their Original Capital Contributions. In accordance with the Partnership Agreement, Net Profits (exclusive

--------  ----------------------------------------------------------

of depreciation and Net Profits from the sale or disposition of Partnership properties) are allocated first to the General Partners in an amount equal to the greater of the General Partners' Partnership Management Fee or 1% of such Net Profits. The balance of Net Profits, if any, is allocated to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners in an amount equal to the aggregate amount of depreciation previously allocated to them for such property; second, to the General and Limited Partners with negative balances in their capital accounts pro rata in proportion to the total of such respective negative balances; third, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale or Financing Proceeds distributed to the General Partners or 1% of such Net Profits; and fourth, the balance, if any, to the Limited Partners. All depreciation shall be allocated 10% to the General Partners and 90% to the Limited Partners. Net Losses from the sale or disposition of Partnership properties are allocated: first, to the extent that the balance in either the General Partners' or Limited Partners' capital accounts exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events the General Partners will be allocated at least 1% of Net Profits and Net Losses from the sale or disposition of a Partnership property. In addition, provisions for value impairment are allocated 99% to the Limited Partners and 1% to the General Partners. The General Partners were not entitled to cash distributions but were allocated a Net Loss from operations of $92,800 and a Net Loss from provision for value impairment of $5,000 for the year ened December 31, 1994.

(b) Rosenberg & Liebentritt, P.C. ("Rosenberg"), serves as legal counsel to the Partnership, the Managing General Partner and certain of their Affiliates. Sheli
Z. Rosenberg, President and Chief Executive Officer of the Managing General Partner from December, 1990 to December, 1992 and a director of the Managing General Partner since September, 1983, is a principal of this firm. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could have been obtained from unaffiliated persons.

(c) No management person is indebted to the Partnership.

(d) None.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------  ---------------------------------------------------------------

(a,c & d) (1,2 & 3) See Index to the Financial Statements, Schedule and Exhibits on page A-1 of Form 10-K.

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K for the quarter ended December 31, 1994.

                                  SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. -- 1

                              BY:  FIRST CAPITAL FINANCIAL CORPORATION
                                   MANAGING GENERAL PARTNER


  Dated: March 30, 1995       By:  /s/      DOUGLAS CROCKER II
        ------------------         -------------------------------------
                                            DOUGLAS CROCKER II
                                   President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  /s/    SAMUEL  ZELL           March 30, 1995  Chairman of the Board and
  -----------------------       --------------  Director of the Managing
         SAMUEL  ZELL                           General Partner


  /s/ DOUGLAS CROCKER II        March 30, 1995  President, Chief Executive
  -----------------------       --------------  Officer and Director of the
      DOUGLAS CROCKER II                        Managing General Partner


  /s/ SHELI Z. ROSENBERG        March 30, 1995  Director of the Managing General
  -----------------------       --------------  Partner
      SHELI Z. ROSENBERG


  /s/ SANFORD  SHKOLNIK         March 30, 1995  Director of the Managing General
  -----------------------       --------------  Partner
      SANFORD  SHKOLNIK


  /s/  NORMAN M. FIELD          March 30, 1995  Vice President -- Finance and
  -----------------------       --------------  Treasurer
       NORMAN M. FIELD

             INDEX OF FINANCIAL STATEMENTS, SCHEDULE AND EXHIBITS

               FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT


                                                                     Pages
                                                                     -----
Independent Auditors' Report                                          A-2

Balance Sheets at December 31, 1994 and 1993                          A-3

Statements of Partners' Capital for the Years
  Ended December 31, 1994, 1993, and 1992                             A-3

Statements of Income and Expenses for the Years
  Ended December 31, 1994, 1993, and 1992                             A-4

Statements of Cash Flows for the Years Ended
   December 31, 1994, 1993, and 1992                                  A-4

Notes to Financial Statements                                     A-5 to A-6

                    SCHEDULE FILED AS PART OF THIS REPORT

III - Real Estate and Accumulated Depreciation as of              A-7 and A-8
      December 31, 1994

All other schedules have been omitted as inapplicable, or for the reason that the required information is shown in the financial statements or notes thereto, or in other schedules.

                    EXHIBITS FILED AS PART OF THIS REPORT

EXHIBITS (3 & 4) First Amended and Restated Certificate and Agreement of Limited Partnership as set forth on pages A-1 through A-29 of the Partnership's definitive Prospectus dated October 25, 1982; Registration Statement
No. 2-79092, filed pursuant to Rule 424 (b), incorporated herein by reference. The Partnership agreement as filed has subsequently been amended to reflect the admission, withdrawal and substitution of Limited Partners, the reduction of Limited Partners' Capital Contributions, and the withdrawal of an individual General Partner.

EXHIBIT (10)  Material Contracts

(a) Lease agreements for tenants that individually occupy more than 10% of the net leasable square footage of the Partnership's most significant properties, filed as an exhibit to the Partnership's Report on Form 10-K dated December 31, 1992, incorporated herein by reference.

(b) Contract for the disposition of the Northridge Shopping Center filed as an exhibit under Item 7(c) of the Partnership's Report on Form 8-K dated
September 2, 1992, incorporated herein by reference.

EXHIBIT (13)  Annual Report to Security Holders

The 1993 Annual Report to holders of Units is being sent under separate cover, not via EDGAR, for the information of the Commission.

EXHIBIT (27)  Financial Data Schedule

                         INDEPENDENT AUDITORS' REPORT



    Partners
    First Capital Institutional Real Estate, Ltd. - 1
    Chicago, Illinois


    We have audited the accompanying balance sheets of First Capital Institutional Real Estate, Ltd. - 1 as of December 31, 1994 and 1993, and the related statements of income and expenses, Partners' Capital and cash flows for the years ended December 31, 1994, 1993 and 1992 and the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Institutional Real Estate, Ltd. - 1 as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years ended December 31, 1994, 1993 and 1992 in conformity with generally accepted accounting principles. Further, it is our opinion that the schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                                    Kenneth Leventhal & Company


    Chicago, Illinois
    February 17, 1995

BALANCE SHEETS
December 31, 1994 and 1993
(All dollars rounded to nearest 00s)

                                                      1994         1993
----------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                              $ 5,501,700  $ 5,501,700
 Buildings and improvements                         30,590,100   30,120,900
----------------------------------------------------------------------------
                                                    36,091,800   35,622,600
 Accumulated depreciation and amortization         (10,767,200)  (9,632,500)
----------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                     25,324,600   25,990,100
Cash and cash equivalents                            4,238,600    4,245,900
Rents receivable                                        67,300      246,600
Other assets                                           162,100       42,300
----------------------------------------------------------------------------
                                                   $29,792,600  $30,524,900
----------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses             $   363,000  $   321,500
 Due to Affiliates                                      44,700       28,700
 Real estate commissions due to Affiliate              403,000      403,000
 Security deposits                                     138,000      116,500
 Distributions payable                                 349,800      199,800
 Other liabilities                                      70,100       66,600
----------------------------------------------------------------------------
                                                     1,368,600    1,136,100
----------------------------------------------------------------------------
Partners' (deficit) capital:
 General Partners                                     (255,700)    (157,900)
 Limited Partners (60,000 Units authorized, issued
  and outstanding)                                  28,679,700   29,546,700
----------------------------------------------------------------------------
                                                    28,424,000   29,388,800
----------------------------------------------------------------------------
                                                   $29,792,600  $30,524,900
----------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the years ended December 31, 1994, 1993 and 1992
(All dollars rounded to nearest 00s)

                                            General     Limited
                                           Partners    Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit) capital, January 1,
 1992                                      $ (68,500) $35,410,700  $35,342,200
Net income (loss) for the year ended
 December 31, 1992                             5,000     (199,800)    (194,800)
Distributions for the year ended December
 31, 1992                                              (6,127,200)  (6,127,200)
-------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1992                                        (63,500)  29,083,700   29,020,200
Net (loss) income for the year ended
 December 31, 1993                           (94,400)   1,262,200    1,167,800
Distributions for the year ended December
 31, 1993                                                (799,200)    (799,200)
-------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1993                                       (157,900)  29,546,700   29,388,800
Net (loss) income for the year ended
 December 31, 1994                           (97,800)     532,200      434,400
Distributions for the year ended December
 31, 1994                                              (1,399,200)  (1,399,200)
-------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1994                                      $(255,700) $28,679,700  $28,424,000
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the years ended December 31, 1994, 1993 and 1992
(All dollars rounded to nearest 00s except per Unit amounts)

                                           1994        1993        1992
----------------------------------------------------------------------------
Income:
 Rental                                 $4,429,300  $4,565,200  $ 5,448,700
 Interest                                  175,300     117,500      132,300
----------------------------------------------------------------------------
                                         4,604,600   4,682,700    5,581,000
----------------------------------------------------------------------------
Expenses:
 Depreciation and amortization           1,134,600   1,178,900    1,309,800
 Property operating                      1,130,900   1,064,800    1,089,500
 Real estate taxes and insurance           496,700     497,800      642,800
 Repairs and maintenance                   694,400     549,600      634,000
 General and administrative                213,600     223,800      260,800
----------------------------------------------------------------------------
                                         3,670,200   3,514,900    3,936,900
----------------------------------------------------------------------------
Income before gain on sale of property
 and provision for value impairment        934,400   1,167,800    1,644,100
Gain on sale of property                                            161,100
Provision for value impairment            (500,000)              (2,000,000)
----------------------------------------------------------------------------
Net income (loss)                       $  434,400  $1,167,800  $  (194,800)
----------------------------------------------------------------------------
Net (loss) income allocated to General
 Partners                               $  (97,800) $  (94,400) $     5,000
----------------------------------------------------------------------------
Net income (loss) allocated to Limited
 Partners                               $  532,200  $1,262,200  $  (199,800)
----------------------------------------------------------------------------
Net income (loss) allocated to Limited
 Partners per Unit (60,000 Units
 authorized, issued and outstanding)    $     8.87  $    21.04  $     (3.33)
----------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the years ended December 31, 1994, 1993 and 1992
(All dollars rounded to nearest 00s)

                                          1994         1993         1992
-----------------------------------------------------------------------------
Cash flows from operating activities:
 Net income (loss)                     $   434,400  $ 1,167,800  $  (194,800)
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
  Depreciation and amortization          1,134,600    1,178,900    1,309,800
  (Gain) on sale of property                                        (161,100)
  Provision for value impairment           500,000                 2,000,000
  Changes in assets and liabilities:
   Decrease (increase) in rents
    receivable                             179,300      (85,000)      29,400
   (Increase) decrease in other assets    (119,800)      56,000      (50,500)
   Increase in accounts payable and
    accrued expenses                        41,500       62,300       37,900
   Increase (decrease) in due to
    Affiliates                              16,000       (9,400)      (8,400)
   Increase (decrease) in other
    liabilities                              3,500      (45,300)      39,500
-----------------------------------------------------------------------------
    Net cash provided by operating
     activities                          2,189,500    2,325,300    3,001,800
-----------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from the sale of property                                5,538,700
 Payments for capital and tenant
  improvements                            (969,200)    (713,500)    (513,700)
-----------------------------------------------------------------------------
    Net cash (used for) provided by
     investing activities                 (969,200)    (713,500)   5,025,000
-----------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners         (1,249,100)  (1,081,200)  (6,127,200)
 Increase (decrease) in security
  deposits                                  21,500       (1,500)     (19,900)
-----------------------------------------------------------------------------
    Net cash (used for) financing
     activities                         (1,227,600)  (1,082,700)  (6,147,100)
-----------------------------------------------------------------------------
Net (decrease) increase in cash and
 cash equivalents                           (7,300)     529,100    1,879,700
Cash and cash equivalents at the
 beginning of the year                   4,245,900    3,716,800    1,837,100
-----------------------------------------------------------------------------
Cash and cash equivalents at the end
 of the year                           $ 4,238,600  $ 4,245,900  $ 3,716,800
-----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

ORGANIZATION:
The Partnership was formed on June 6, 1982, by the filing of a Certificate and Agreement of Limited Partnership with the Department of State of the State of Florida, and commenced the Offering of Units on November 16, 1982. The Certificate and Agreement, as amended and restated, authorized the sale to the public of up to 50,000 Units (with the Managing General Partner's option to increase to 60,000 Units) and not less than 1,300 Units. On January 3, 1983, the required minimum subscription level was reached and the Partnership operations commenced. The Managing General Partner exercised its option to increase the Offering to 60,000 Units, which amount was sold prior to the Termination of the Offering in March, 1983. The Partnership was formed to invest primarily in existing, improved, income-producing commercial real estate.

The Partnership Agreement provides that the Partnership will be dissolved on or before December 31, 2013. The Limited Partners, by a majority vote, may dissolve the Partnership at any time.

ACCOUNTING POLICIES:
The financial statements include the Partnership's 50% interest in three joint ventures. The joint ventures are operated under the control of the Managing General Partner. Accordingly, the Partnership's pro rata share of the ventures' revenues, expenses, assets, liabilities and capital is included in the financial statements.

The Partnership is not liable for Federal income taxes as the Partners recognize their proportionate share of the Partnership income or loss on their individual tax returns; therefore, no provision for income taxes is made in the financial statements of the Partnership. It is not practicable for the Partnership to determine the aggregate tax bases of the Limited Partners; therefore, the disclosure of the difference between the tax bases and the reported assets and liabilities of the Partnership would not be meaningful.

Commercial rental properties are recorded at cost, net of any provision for value impairment, and depreciated (exclusive of amounts allocated to land) on the straight-line method over their estimated useful lives. Lease acquisition fees are recorded at cost and amortized over the life of the lease. Maintenance and repair costs are expensed against operations as incurred; expenditures for improvements are capitalized and depreciated over the estimated life of the improvements.

Property sales or dispositions are recorded when title transfers and sufficient consideration has been received by the Partnership. Upon disposition, the related costs and accumulated depreciation are removed from the respective accounts. Any gain or loss on disposition is recognized in accordance with generally accepted accounting principles.

Cash equivalents are considered all highly liquid investments purchased with an original maturity of three months or less.

Certain reclassifications have been made to the previously reported 1993 and 1992 statements in order to provide comparability with the 1994 statements. These reclassifications have no effect on net income, net (loss) or Partners' capital.

2. RELATED PARTY TRANSACTIONS:

Subsequent to March 31, 1983, the Termination of the Offering, the General Partners are entitled to 10% of Cash Flow as their Partnership Management Fee, provided that the Limited Partners first receive specified annual returns on their Original Capital Contributions. In addition, whenever there is a sale or disposition of a Partnership property, the General Partners are entitled to distributions of Sale Proceeds, provided that the Limited Partners first receive additional specified annual returns on their Original Capital Contribution. In accordance with the Partnership Agreement, Net Profits (exclusive of depreciation and Net Profits from the sale or disposition of Partnership properties) are allocated first to the General Partners in an amount equal to the greater of the General Partners' Partnership Management Fee or 1% of such Net Profits. The balance of Net Profits, if any, is allocated to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners in an amount equal to the aggregate amount of depreciation previously allocated to them for such property; second, to the General and Limited Partners with negative balances in their capital accounts pro rata in proportion to the total of such respective negative balances; third, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale or Financing Proceeds distributed to the General Partners or 1% of such Net Profits; and fourth, the balance, if any, to the Limited Partners. All depreciation shall be allocated 10% to the General Partners and 90% to the Limited Partners. Net Losses from the sale or disposition of Partnership properties are allocated: first, to the extent that the balance in either the General Partners' or Limited Partners' capital accounts exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events the General Partners will be allocated at least 1% of Net Profits and Net Losses from the sale or disposition of a Partnership property. In addition, provisions for value impairment are allocated 99% to the Limited Partners and 1% to the General Partners. The General Partners were not entitled to cash distributions for the years ended December 31, 1994, 1993 and 1992. During the year ended December 31, 1994, the General Partners were allocated Net Losses from operations of $92,800 and Net Losses from provision for value impairment of $5,000. During the year ended December 31, 1993, the General Partners were allocated Net Losses from operations of $94,400. During the year ended December 31, 1992, the General Partners were allocated Net Losses from operations of $101,400, Net Profits from the sale of Northridge Shopping Center of $126,400 and Net Losses from provision for value impairment of $20,000. The amount of Net Profits from the sale of Partnership properties in 1992 represented recapture of depreciation allocated to the General Partners in previous years.

Affiliates of the General Partners provide property management services to the Partnership. They receive management fees ranging from 1% to 6% of rents collected plus reimbursement of specified costs.

Fees and reimbursements paid and payable by the Partnership to Affiliates for the years ended December 31, 1994, 1993 and 1992 are as follows:

                                  1994             1993           1992(a)
                            ---------------- ---------------- ----------------
                              Paid   Payable   Paid   Payable   Paid   Payable
------------------------------------------------------------------------------
Property management and
 leasing fees               $179,200 $40,300 $247,400 $19,600 $287,300 $33,200
Reimbursement of property
 insurance premiums, at
 cost                         61,700           58,300    None   87,900    None
Reimbursement of expenses,
 at cost:
 (1) Accounting               19,800   2,000   17,600   2,100   19,700   3,000
 (2) Investor communication   14,900   2,400   11,300   1,100   10,800   1,900
 (3) Legal                    38,400           31,300   5,900   54,600    None
------------------------------------------------------------------------------
                            $314,000 $44,700 $365,900 $28,700 $460,300 $38,100
------------------------------------------------------------------------------

(a) Property management reimbursements previously reported in 1992 have been excluded from the above table and amounts previously included in 1992 in due to affiliates have been reclassified to accounts payable and accrued expenses in order to provide comparability to the fees presented for 1993 and 1994.

As of December 31, 1994, the Partnership has recorded a liability in the total amount of $403,000 payable to the Managing General Partner for real estate commissions earned in connection with the sale of Partnership properties in prior years. Under the terms of the Partnership Agreement, these commissions will not be paid until such time as Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution plus a cumulative return (including all Cash Flow which has been distributed to the Limited Partners from the initial date of investment) of 6% simple interest per annum on their Capital Investment from the initial date of investment.

The Partnership executed a lease agreement in December of 1994, with JACOR Communications, Inc. ("JACOR"), a radio broadcasting company, of which is 65% owned by Zell Chilmark Fund L.P., an affiliate of the Managing General Partner. The lease is for 19,500 square feet and provides for monthly base rent of $22,344, with an annual increase of 3% on September 1 of each year through the lease expiration date of August 31, 2006. The lease also provides for JACOR to pay the Partnership for its pro rata share of operating expenses.

3. FUTURE MINIMUM RENTALS:

The Partnership's share of future minimum rentals due on noncancelable operating leases as of December 31, 1994 were as follows:

                    1995        $ 4,122,700
                    1996          3,479,800
                    1997          2,691,200
                    1998          1,970,500
                    1999          1,402,500
                    Thereafter    5,512,700
                             --------------
                                $19,179,400
                             --------------

The Partnership is subject to the usual business risks associated with the collection of the above scheduled rentals. In addition to the amounts scheduled above, the Partnership expects to receive rental revenue from (i) operating expense and real estate tax reimbursements and (ii) percentage rents.

4. NET LEASE AGREEMENT:

The Partnership acquired Featherwood, formerly known as Houston Lighting and Power Building, under a net lease agreement with a single tenant (the "Tenant"). The Tenant was responsible for the maintenance and operating expenses of the property and the payment of real estate taxes and insurance costs. On December 14, 1993, the Tenant's lease expired. The Partnership received a final payment for amounts due under the net lease agreement in January 1994. On December 14, 1993, the Partnership executed a three year gross lease with a former subtenant (the "Lessee"). Amounts due under this lease for 1995 are included in Note 3.

5. INCOME TAX:

The Partnership utilizes an accrual basis method of accounting for both tax reporting and financial statement purposes. Financial statement results will differ from tax results due to the use of differing depreciation lives and methods, the recognition of rents received in advance as taxable income, the use of differing methods in computing the gain on sale of property and the Partnership's provision for value impairment. The net effect of these accounting differences for the year ended December 31, 1994 was that net income for tax reporting purposes was less than the net income for financial statement purposes by approximately $129,000.

6. PROPERTY SALE:

On September 2, 1992, the Partnership sold the Northridge Shopping Center located in Atlanta, Georgia. The sales price of the property was $5,650,000. The Partnership incurred selling expenses of approximately $186,100, including $74,800 of accrued expenses. Proceeds received by the Partnership from this sale were approximately $5,538,700, excluding such accrued expenses. The taxable gain on this sale was approximately $2,174,900 and the gain for financial statement purposes was approximately $161,100.

7. MANAGEMENT AGREEMENT:

On-site management for the Lakewood Square Shopping Center is provided by an independent real estate management company for fees calculated as a percentage of gross rents received from the property. An Affiliate of the Managing General Partner provides supervisory management for this property for fees calculated as a percentage of gross rents received from this property.

8. PROVISION FOR VALUE IMPAIRMENT:

In 1995, the Financial Accounting Standards Board agreed to issue a new standard entitled "Accounting for the Impairment of Long-Lived Assets" (the "Standard"). This Standard establishes guidance for determining if defined assets are impaired, and if so, how impairment losses should be measured and reported in the financial statements of companies. The carrying amounts of impaired assets will be required to be reduced to fair value. The Standard is effective for fiscal years beginning after December 15, 1995. The Managing General Partner believes that implementation will not materially affect the Partnership's financial position or results of operations once the Standard becomes effective.

The Partnership recorded provisions for value impairment for Featherwood in the amounts of $500,000 and $2,000,000 as of December 31, 1994 and December 31, 1992, respectively. Due to the uncertainty of the Partnership's ability to recover the net carrying value of its investment in these properties (prior to the provisions for value impairment) during the expected remaining holding periods, it was deemed appropriate to reduce the bases of the properties for financial statement purposes. These transactions were considered noncash events for purposes of the Statement of Cash Flows, and were not included in the Partnership's calculation of Cash Flow (as defined by the Partnership Agreement) for the years ended December 31, 1994 or 1992.
                                    Copies of the Partnership's Form 10-K are
                                      available upon written request to the
                                          General Partner at no charge.

              FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. -- 1

           SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1994

      Column A                 Column C                   Column D                       Column E                       Column F
------------------     ------------------------  ------------------------- ---------------------------------------    ------------
                           Initial cost to           Costs capitalized             Gross amount at which
                             Partnership         subsequent to acquisition       carried at close of period
                       ------------------------  ------------------------- ---------------------------------------
                                      Buildings                                           Buildings
                                         and                                                 and                      Accumulated
                                       Improve-     Improve-    Carrying                   Improve-                   Depreciation
    Description           Land          ments        ments      Costs(1)      Land          ments      Total(2)(3)         (2)
------------------     ----------    ----------    ---------    --------   ----------    ----------    -----------    ------------
Shopping Center:
Lakewood Square
   Shopping Center
  (Lakewood,  CA)
  (50% interest)       $2,652,800    $7,988,700    $ 247,300    $40,200    $2,652,800    $8,276,200    $10,929,000    $ 2,425,600

Office Buildings:
Foxhall Square
   Building
  (Washington, D.C.)
  (50% interest)        2,351,100     5,893,400     1,807,700    188,500    2,351,100     7,889,700     10,240,800      2,672,000

Peachtree Palisades
   Office Building
  (Atlanta, GA)            (6)        8,273,500     3,425,600    46,400        (6)        11,745,400    11,745,400      4,432,000

12621 Featherwood
   Building
  (Houston,  TX)
  (50% interest)          497,800     5,037,700       83,600     57,400      497,800       2,678,800(7)  3,176,600      1,237,600
                       ----------    -----------   ----------   --------   ----------    -----------   -----------    -----------
                       $5,501,700    $27,193,300   $5,564,200   $332,500   $5,501,700    $30,590,100   $36,091,800    $10,767,200
                       ==========    ===========   ==========   ========   ==========    ===========   ===========    ===========

Column B - Not Applicable.

                                Column G     Column H     Column I
                              ------------ ------------ ------------
                                                           Life on
                                                            which
                                                        depreciation
                                                          in latest
                                                           income
                                 Date of       Date     statements is
                              construction   Acquired     computed
                              ------------ ------------ ------------
Shopping Center:
Lakewood Square
   Shopping Center
  (Lakewood,  CA)                                             35(4)
  (50% interest)                  1982         5/84         2-10(5)

Office Buildings:
Foxhall Square
   Building
  (Washington, D.C.)                                          35(4)
  (50% interest)                  1972         6/84         1-10(5)

Peachtree Palisades
   Office Building                                            35(4)
  (Atlanta, GA)                   1965         9/83         1-10(5)

12621 Featherwood
   Building
  (Houston,  TX)
  (50% interest)                  1983         1/85           35(4)





                   See accompanying notes on following page.

              FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. -- 1

                             NOTES TO SCHEDULE III

 Note 1. Consists of legal fees, appraisal fees, title costs and other related professional fees.

 Note 2.  The following is a reconciliation of activity in columns E and F.


                                 December 31, 1994           December 31, 1993          December 31, 1992
                            --------------------------   ------------------------   -------------------------
                                          Accumulated                Accumulated                 Accumulated
                               Cost       Depreciation      Cost     Depreciation      Cost      Depreciation
                            -----------   ------------   ----------- ------------   -----------  ------------
 Balance at
    beginning of            $35,622,600   $ 9,632,500    $34,909,100   $8,453,600   $42,946,700    $8,392,300

    Additions during
       year:

       Improvements             969,200                      713,500                    513,700

       Provision for
          depreciation
          and amortization                  1,134,700                   1,178,900                   1,309,800

    Deductions
       during year:

       Provision for value
          impairment           (500,000)                                             (2,000,000)

       Cost of real
          estate sold                                                                (6,551,300)

       Accumulated
          depreciation of
          real estate sold                                                                         (1,248,500)
                            -----------   -----------    -----------   ----------   -----------    ----------
 Balance at
    end of year             $36,091,800   $10,767,200    $35,622,600   $9,632,500   $34,909,100    $8,453,600
                            ===========   ===========    ===========   ==========   ===========    ==========

 Note 3. The aggregate cost for Federal income tax purposes as of December 31, 1994 was $38,591,800.

 Note 4.  Estimated useful life for building.

 Note 5.  Ranges of estimated useful life for improvements.

 Note 6. The Partnership leases the land on which this property is situated. The lease expires on December 31, 2021.

 Note 7. Includes provisions for value impairment of $500,000 and $2,000,000 from 1994 and 1992, respectively.