Form 10-Q
period 1995-03-31
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 1
filed 1995-05-12
CIK 730212

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549-1004


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended                     March 31, 1995
                          -----------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to _____________________

     Commission File Number:                        0-12538
                            ---------------------------------------------------


               First Capital Institutional Real Estate, Ltd. - 1
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Florida                                            59-2197264
- -------------------------------                       -------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

Two North Riverside Plaza, Suite 950, Chicago, Illinois          60606-2607
- -------------------------------------------------------      ------------------
        (Address of principal executive offices)                 (Zip Code)


                                (312)  207-0020
- -------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)



- -------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

Documents incorporated by reference:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the definitive Prospectus dated October 25, 1982, included in the Registrant's Registration Statement on Form S-11 (Registration No. 2-79092), is incorporated herein by reference in Part I of this report.

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                    March 31,
                                                       1995      December 31,
                                                   (Unaudited)       1994
- ------------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                              $  5,501,700  $  5,501,700
 Buildings and improvements                          30,705,200    30,590,100
- ------------------------------------------------------------------------------
                                                     36,206,900    36,091,800
Accumulated depreciation and amortization           (11,062,600)  (10,767,200)
- ------------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                      25,144,300    25,324,600
Cash and cash equivalents                             4,388,700     4,238,600
Rents receivable                                        134,800        67,300
Other assets                                            162,000       162,100
- ------------------------------------------------------------------------------
                                                   $ 29,829,800  $ 29,792,600
- ------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses             $    364,200  $    363,000
 Due to Affiliates                                      494,100       447,700
 Security deposits                                      144,900       138,000
 Distributions payable                                  385,200       349,800
 Other liabilities                                       81,000        70,100
- ------------------------------------------------------------------------------
                                                      1,469,400     1,368,600
- ------------------------------------------------------------------------------
Partners' (deficit) capital:
 General Partners                                      (279,100)     (255,700)
 Limited Partners (60,000 Units authorized, issued
  and outstanding)                                   28,639,500    28,679,700
- ------------------------------------------------------------------------------
                                                     28,360,400    28,424,000
- ------------------------------------------------------------------------------
                                                   $ 29,829,800  $ 29,792,600
- ------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the quarter ended March 31, 1995
and the year ended December 31, 1994
(Unaudited)
(All dollars rounded to nearest 00s)

                                            General     Limited
                                           Partners    Partners       Total
- -------------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1994                           $(157,900) $29,546,700  $29,388,800
Net (loss) income for the year ended
 December 31, 1994                           (97,800)     532,200      434,400
Distributions for the year ended December
 31, 1994                                              (1,399,200)  (1,399,200)
- -------------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1994                          (255,700)  28,679,700   28,424,000
Net (loss) income for the quarter ended
 March 31, 1995                              (23,400)     345,000      321,600
Distributions for the quarter ended March
 31, 1995                                                (385,200)    (385,200)
- -------------------------------------------------------------------------------
Partners' (deficit) capital,
 March 31, 1995                            $(279,100) $28,639,500  $28,360,400
- -------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended March 31, 1995 and 1994
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                       1995        1994
- ---------------------------------------------------------------------------
Income:
 Rental                                             $1,267,000  $1,157,100
 Interest                                               56,500      32,900
- ---------------------------------------------------------------------------
                                                     1,323,500   1,190,000
- ---------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                         295,400     274,300
 Property operating:
  Affiliates                                            69,900      57,600
  Nonaffiliates                                        274,800     212,500
 Real estate taxes                                     132,200     120,600
 Insurance--Affiliate                                   15,700      14,800
 Repairs and maintenance                               155,100     162,400
 General and administrative:
  Affiliates                                            13,400      14,400
  Nonaffiliates                                         45,400      39,700
- ---------------------------------------------------------------------------
                                                     1,001,900     896,300
- ---------------------------------------------------------------------------
Net income                                          $  321,600  $  293,700
- ---------------------------------------------------------------------------
Net (loss) allocated to General Partners            $  (23,400) $  (21,800)
- ---------------------------------------------------------------------------
Net income allocated to Limited Partners            $  345,000  $  315,500
- ---------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (60,000 Units authorized, issued and outstanding)  $     5.75  $     5.26
- ---------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 1995 and 1994
(Unaudited)
(All dollars rounded to nearest 00s)

                                                          1995        1994
- ------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                            $  321,600  $  293,700
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                           295,400     274,300
  Changes in assets and liabilities:
   (Increase) decrease in rents receivable                (67,500)     64,100
   Decrease in other assets                                   100      20,200
   Increase (decrease) in accounts payable and accrued
    expenses                                                1,200     (80,100)
   Increase in due to Affiliates                           46,400       6,200
   Increase in other liabilities                           10,900       5,100
- ------------------------------------------------------------------------------
    Net cash provided by operating activities             608,100     583,500
- ------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements            (115,100)    (81,300)
- ------------------------------------------------------------------------------
    Net cash (used for) investing activities             (115,100)    (81,300)
- ------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                          (349,800)   (199,800)
 Increase (decrease) in security deposits                   6,900      (5,600)
- ------------------------------------------------------------------------------
    Net cash (used for) financing activities             (342,900)   (205,400)
- ------------------------------------------------------------------------------
Net increase in cash and cash equivalents                 150,100     296,800
Cash and cash equivalents at the beginning of the
 period                                                 4,238,600   4,245,900
- ------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period     $4,388,700  $4,542,700
- ------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 1995
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter ended March 31, 1995 are not necessarily indicative of the operating results for the year ending December 31, 1995.

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

Certain reclassifications have been made to the previously reported 1994 statements in order to provide comparability with the 1995 statements. These reclassifications have not changed the 1994 results.

Cash equivalents are considered all highly liquid investments purchased with a maturity of three months or less.

Reference is made to the Partnership's annual report for the year ended December 31, 1994, for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim.

2. RELATED PARTY TRANSACTIONS:

Subsequent to March 31, 1983, the Termination of the Offering, the General Partners are entitled to 10% of Cash Flow as their Partnership Management Fee, provided that the Limited Partners first receive specified annual returns on their Original Capital Contributions. In accordance with the Partnership Agreement, Net Profits (exclusive of depreciation and Net Profits from the sale or disposition of Partnership properties) are allocated first to the General Partners in an amount equal to the greater of the General Partners' Partnership Management Fee or 1% of such Net Profits. The balance of Net Profits, if any, is allocated to the Limited Partners. Net Losses (exclusive of depreciation and Net Losses from the sale or disposition of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. All depreciation shall be allocated 10% to the General Partners and 90% to the Limited Partners. The General Partners were not entitled to cash distributions for the quarter ended March 31, 1995. During the quarter ended March 31, 1995, the General Partners were allocated Net Losses of $23,400.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter ended March 31, 1995 are as follows:

                                                        Paid   Payable
- -----------------------------------------------------------------------
Property management and leasing fees                   $39,200 $ 71,000
Reimbursement of property insurance premiums, at cost     None   15,700
Real estate commissions (a)                               None  403,000
Reimbursement of expenses, at cost:
 (1) Accounting                                          6,200    2,000
 (2) Investor communication                              4,800    2,400
 (3) Legal                                               2,400     None
- -----------------------------------------------------------------------
                                                       $52,600 $494,100
- -----------------------------------------------------------------------

(a) As of March 31, 1995, the Partnership owed $403,000 to the Managing General Partner for real estate commissions earned in connection with the sales of Partnership properties. These commissions have been accrued but not paid. Under the terms of the Partnership Agreement, these commissions will not be paid until the Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution plus a cumulative return (including all Cash Flow which has been distributed to the Limited Partners from the initial date of investment) of 6% simple interest per annum on their Capital Investment from the initial date of investment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reference is made to the Partnership's annual report for the year ended December 31, 1994, for a discussion of the Partnership's business.

OPERATIONS
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its four remaining properties. Notwithstanding the Partnership's intention relative to property sales, another primary objective of the Partnership is to provide cash distributions to Limited Partners from Cash Flow generated by Partnership operations. To the extent cash distributions exceed net income, such excess distributions will be treated as a return of capital. The Statements of Cash Flows presented in the financial statements represent a reconciliation of the changes in cash balances. Cash Flow, as defined in the Partnership Agreement, is generally not equal to Partnership net income or cash flows as determined by generally accepted accounting principles, since certain items are treated differently under the Partnership Agreement than under generally accepted accounting principles. Management believes that in order to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined by the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows, as defined by generally accepted accounting principles. The amount of Cash Flow and the return on Capital Investment are not indicative of actual distributions and actual returns on Capital Investment.

                                                      Comparative Cash Flow
                                                         Results For the
                                                         Quarters Ended
                                                       3/31/95     3/31/94
- ----------------------------------------------------------------------------
Amount of Cash Flow (as defined by the Partnership
 Agreement)                                          $   617,000 $   568,000
Capital Investment                                   $44,010,000 $44,010,000
Annualized return on Capital Investment (Annualized
 Cash Flow/Capital Investment)                             5.61%       5.16%
- ----------------------------------------------------------------------------

The increase in Cash Flow of approximately $49,000 for the quarter ended March 31, 1995 when compared to the quarter ended March 31, 1994 was primarily due to increased Cash Flow results at Peachtree Palisades Office Building ("Peachtree"), the 12621 Featherwood Building ("Featherwood") and Lakewood Square Shopping Center ("Lakewood") of approximately $25,900, $19,200, and $11,900, respectively. Also contributing to the increase in Cash Flow was an increase in interest income earned on short-term investments of $23,600. Partially offsetting the increase in Cash Flow results was decreased Cash Flow results at the Foxhall Square Building ("Foxhall") of approximately $29,500.

Rental revenues at Peachtree for the quarters ended March 31, 1995 and 1994 were approximately $398,500 and $310,500, respectively. Rental revenues increased from 1994 to 1995 due to an increase in the average quarterly occupancy rate. The average quarterly occupancy rate for the quarter ended March 31, 1995 was 93% as compared to 77% for the quarter ended March 31, 1994. Also contributing to the increase in Cash Flow for this property was a decrease in repairs and maintenance of $9,200. Partially offsetting the increase in Cash Flow for this property was an increase in property operating expenses of approximately $69,100 primarily due to increases in utilities, salaries and management fees.

Rental revenues at Featherwood for the quarters ended March 31, 1995 and 1994 were approximately $130,300 and $114,500, respectively. Rental revenues increased from 1994 to 1995 due to increases in base rental and escalation income. The average quarterly occupancy rate remained at 100% for the quarter ended March 31, 1995 and the quarter ended March 31, 1994. Also contributing to the increase in Cash Flow results for this property was a decrease in property operating expenses of approximately $4,500. Partially offsetting the increase in Cash Flow for this property was an increase in repairs and maintenance of approximately $1,100.

Rental revenues at Lakewood for the quarters ended March 31, 1995 and 1994 were approximately $312,800 and $309,800, respectively. Rental revenues increased from 1994 to 1995 due to an increase in base rent charged to new and renewing tenants. The average quarterly occupancy rate remained relatively stable at 83% for the quarter ended March 31, 1995 compared to 84% for the quarter ended March 31, 1994. Also contributing to the increase in Cash Flow results for this property were decreases in property operating expenses and repairs and maintenance expenses of approximately $5,700 and $3,200, respectively.

Rental revenues at Foxhall for the quarters ended March 31, 1995 and 1994 were approximately $425,400 and $422,200, respectively. The average quarterly occupancy rate at Foxhall has remained relatively stable at 85% for the quarters ended March 31, 1995 and 1994. Offsetting the increase in rental revenues were increases in real estate taxes, property operating expenses and repairs and maintenance expenses of approximately $10,500, $18,300 and $3,900, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES
The increase in the Partnership's cash position as of March 31, 1995 when compared to December 31, 1994 was primarily the result of net cash provided by operating activities exceeding distributions paid to Limited Partners and expenditures made for capital and tenant improvements. The liquid assets of the Partnership as of March 31, 1995 represent working capital reserves and undistributed Cash Flow.

Net cash provided by operating activities increased approximately $24,600 during the quarter ended March 31, 1995 when compared to the quarter ended March 31, 1994. The increase was primarily due to the timing in 1994 of the payment of certain Partnership expenses as well as to the increase in Cash Flow results as discussed above.

Net cash used for investing activities increased approximately $33,800 for the quarter ended March 31, 1995 when compared to the quarter ended March 31, 1994. This increase was due to an increase in expenditures for capital and tenant improvements to the Partnership's properties. During the quarter ended March 31, 1995, the Partnership spent approximately $115,100 for building and tenant improvements and has budgeted to spend an additional $1,386,000 during the remainder of 1995, consisting of approximately $794,000, $360,000 and $232,000 for Peachtree, Lakewood and Foxhall, respectively. The Managing General Partner believes these expenditures are necessary to maintain occupancy levels in very competitive markets and ready the remaining properties for disposition.

Net cash used for financing activities increased approximately $137,500 for the quarter ended March 31, 1995 when compared to the quarter ended March 31, 1994. This increase was due primarily to an increase in distributions paid to Limited Partners, partially offset by an increase in the net collection of tenant security deposits.

The Managing General Partner continues to take a conservative approach to projections of future rental income and to maintain higher levels of cash reserves due to the anticipated capital and tenant improvements necessary to be made at the Partnership's properties during the next several years. As a result of this, the Partnership continues to reserve amounts from Cash Flow to supplement working capital reserves. For the quarter ended March 31, 1995 Cash Flow retained to supplement working capital reserves approximated $231,800.

Distributions to Limited Partners for the quarter ended March 31, 1995 were declared at an annualized rate of 3.50% of Capital Investment. Cash distributions are made 60 days after quarter end. The amount of future distributions to Limited Partners will ultimately be dependent upon the performance of the Partnership's investments, as well as the amount of Cash Flow withheld for future cash requirements. Therefore, there can be no assurance of the availability or the amount of Cash Flow for distribution to investors.

                          PART II. OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K:
- -------   ---------------------------------

      (a) Exhibits: Financial Data Schedule.

      (b) Reports on Form 8-K:

          There were no reports filed on Form 8-K during the quarter ended March 31, 1995.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 1

                        BY:  FIRST CAPITAL FINANCIAL CORPORATION
                             MANAGING GENERAL PARTNER


Date: May 12, 1995      By:  /s/        DOUGLAS CROCKER II
      ------------           ---------------------------------------
                                        DOUGLAS CROCKER II
                              President and Chief Executive Officer


Date: May 12, 1995      By:  /s/         NORMAN M. FIELD
      ------------           ---------------------------------------
                                         NORMAN M. FIELD
                              Vice President - Finance and Treasurer