Form 10-Q
period 1995-06-30
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 1
filed 1995-08-14
CIK 730212

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549-1004


                                   FORM 10-Q


     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the period ended                  June 30, 1995
                               -------------------------------------------------

                                      OR

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                    to
                                         -----------------    ------------------

         Commission File Number:                     0-12538
                                 -----------------------------------------------

               First Capital Institutional Real Estate, Ltd. - 1
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                    Florida                                       59-2197264
---------------------------------------                      -------------------
        (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                       Identification No.)

Two North Riverside Plaza, Suite 950, Chicago, Illinois           60606-2607
-------------------------------------------------------      -------------------
(Address of principal executive offices)                          (Zip Code)

                                (312)  207-0020
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                        June 30,
                                                          1995      December 31,
                                                       (Unaudited)      1994
--------------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                                  $ 5,501,700  $ 5,501,700
 Buildings and improvements                             31,091,300   30,590,100
--------------------------------------------------------------------------------
                                                        36,593,000   36,091,800
Accumulated depreciation and amortization              (11,348,200) (10,767,200)
--------------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                         25,244,800   25,324,600
Cash and cash equivalents                                4,293,800    4,238,600
Rents receivable                                            60,700       67,300
Other assets                                                30,600      162,100
--------------------------------------------------------------------------------
                                                       $29,629,900  $29,792,600
--------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses                 $   291,000  $   363,000
 Due to Affiliates                                         458,500      447,700
 Security deposits                                         148,200      138,000
 Distributions payable                                     385,200      349,800
 Other liabilities                                          69,400       70,100
--------------------------------------------------------------------------------
                                                         1,352,300    1,368,600
--------------------------------------------------------------------------------
Partners' (deficit) capital:
 General Partners                                         (301,800)    (255,700)
 Limited Partners (60,000 Units authorized, issued and
  outstanding)                                          28,579,400   28,679,700
--------------------------------------------------------------------------------
                                                        28,277,600   28,424,000
--------------------------------------------------------------------------------
                                                       $29,629,900  $29,792,600
--------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the six months ended June 30, 1995
and the year ended December 31, 1994
(Unaudited)
(All dollars rounded to nearest 00s)

                                            General     Limited
                                           Partners    Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1994                           $(157,900) $29,546,700  $29,388,800
Net (loss) income for the year ended
 December 31, 1994                           (97,800)     532,200      434,400
Distributions for the year ended December
 31, 1994                                              (1,399,200)  (1,399,200)
-------------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1994                          (255,700)  28,679,700   28,424,000
Net (loss) income for the six months
 ended
 June 30, 1995                               (46,100)     670,100      624,000
Distributions for the six months ended
 June 30, 1995                                           (770,400)    (770,400)
-------------------------------------------------------------------------------
Partners' (deficit) capital,
 June 30, 1995                             $(301,800) $28,579,400  $28,277,600
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended June 30, 1995 and 1994
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                       1995        1994
---------------------------------------------------------------------------
Income:
 Rental                                             $1,093,200  $1,035,600
 Interest                                               60,000      40,900
---------------------------------------------------------------------------
                                                     1,153,200   1,076,500
---------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                         285,600     281,100
 Property operating:
  Affiliates                                            66,700      62,600
  Nonaffiliates                                        207,900     228,600
 Real estate taxes                                      64,300     125,700
 Insurance--Affiliate                                    7,500      15,900
 Repairs and maintenance                               157,800     181,300
 General and administrative:
  Affiliates                                             2,700       5,400
  Nonaffiliates                                         58,300      47,200
---------------------------------------------------------------------------
                                                       850,800     947,800
---------------------------------------------------------------------------
Net income                                          $  302,400  $  128,700
---------------------------------------------------------------------------
Net (loss) allocated to General Partners            $  (22,700) $  (24,000)
---------------------------------------------------------------------------
Net income allocated to Limited Partners            $  325,100  $  152,700
---------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (60,000 Units authorized, issued and outstanding)  $     5.42  $     2.55
---------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the six months ended June 30, 1995 and 1994
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                       1995        1994
---------------------------------------------------------------------------
Income:
 Rental                                             $2,360,200  $2,192,700
 Interest                                              116,500      73,800
---------------------------------------------------------------------------
                                                     2,476,700   2,266,500
---------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                         581,000     555,400
 Property operating:
  Affiliates                                           136,600     120,200
  Nonaffiliates                                        482,700     441,100
 Real estate taxes                                     196,500     245,100
 Insurance--Affiliate                                   23,200      31,800
 Repairs and maintenance                               312,900     343,700
 General and administrative:
  Affiliates                                            16,100      19,800
  Nonaffiliates                                        103,700      86,900
---------------------------------------------------------------------------
                                                     1,852,700   1,844,000
---------------------------------------------------------------------------
Net income                                          $  624,000  $  422,500
---------------------------------------------------------------------------
Net (loss) allocated to General Partners            $  (46,100) $  (45,800)
---------------------------------------------------------------------------
Net income allocated to Limited Partners            $  670,100  $  468,300
---------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (60,000 Units authorized, issued and outstanding)  $    11.17  $     7.81
---------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the six months ended June 30, 1995 and 1994
(Unaudited)
(All dollars rounded to nearest 00s)

                                                          1995        1994
------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                            $  624,000  $  422,500
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                           581,000     555,400
  Changes in assets and liabilities:
   Decrease in rents receivable                             6,600     132,900
   Decrease in other assets                               131,500      32,800
   (Decrease) in accounts payable and accrued expenses    (72,000)    (44,600)
   Increase in due to Affiliates                           10,800       1,500
   (Decrease) increase in other liabilities                  (700)     53,000
------------------------------------------------------------------------------
    Net cash provided by operating activities           1,281,200   1,153,500
------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements            (501,200)   (326,000)
------------------------------------------------------------------------------
    Net cash (used for) investing activities             (501,200)   (326,000)
------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                          (735,000)   (549,600)
 Decrease (increase) in security deposits                  10,200      (5,600)
------------------------------------------------------------------------------
    Net cash (used for) financing activities             (724,800)   (555,200)
------------------------------------------------------------------------------
Net increase in cash and cash equivalents                  55,200     272,300
Cash and cash equivalents at the beginning of the
 period                                                 4,238,600   4,245,900
------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period     $4,293,800  $4,518,200
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 1995
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and six months ended June 30, 1995 are not necessarily indicative of the operating results for the year ending December 31, 1995.

The financial statements include the Partnership's 50% interest in three joint ventures with Affiliated partnerships. These joint ventures were formed for the purpose of acquiring interests in certain real properties and are operated under the common control of the Managing General Partner. Accordingly, the Partnership's pro rata share of the ventures' revenues, expenses, assets, liabilities and capital is included in the financial statements.

Certain reclassifications have been made to the previously reported 1994 statements in order to provide comparability with the 1995 statements. These reclassifications have no effect on the net income (loss) or Partners' capital.

Cash equivalents are considered all highly liquid investments purchased with a maturity of three months or less.

Reference is made to the Partnership's annual report for the year ended December 31, 1994, for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:

Subsequent to March 31, 1983, the Termination of the Offering, the General Partners are entitled to 10% of Cash Flow as their Partnership Management Fee, provided that the Limited Partners first receive specified cumulative annual returns on their Original Capital Contributions. In accordance with the Partnership Agreement, Net Profits (exclusive of depreciation and Net Profits from the sale or disposition of Partnership properties) are allocated first to the General Partners in an amount equal to the greater of the General Partners' Partnership Management Fee or 1% of such Net Profits. The balance of Net Profits, if any, is allocated to the Limited Partners. Net Losses (exclusive of depreciation and Net Losses from the sale or disposition of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. All depreciation shall be allocated 10% to the General Partners and 90% to the Limited Partners. The General Partners were not entitled to cash distributions for the quarter and six months ended June 30, 1995. During the quarter and six months ended June 30, 1995, the General Partners were allocated Net Losses of $22,700 and $46,100, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and six months ended June 30, 1995 were as follows:

                                                         Paid
                                                  Quarter  Six Months Payable
------------------------------------------------------------------------------
Property management and leasing fees              $ 76,100  $115,300  $ 51,100
Reimbursement of property insurance premiums, at
 cost                                               23,200    23,200      None
Real estate commissions (a)                           None      None   403,000
Reimbursement of expenses, at cost:
 (1) Accounting                                      2,400     8,600     2,000
 (2) Investor communication                          2,300     7,100     2,400
 (3) Legal                                           9,200    11,600      None
------------------------------------------------------------------------------
                                                  $113,200  $165,800  $458,500
------------------------------------------------------------------------------

(a) As of June 30, 1995, the Partnership owed $403,000 to the Managing General Partner for real estate commissions earned in connection with the sales of Partnership properties. These commissions have been accrued but not paid. Under the terms of the Partnership Agreement, these commissions will not be paid until the Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution plus a cumulative return (including all Cash Flow which has been distributed to the Limited Partners from the initial date of investment) of 6% simple interest per annum on their Capital Investment from the initial date of investment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reference is made to the Partnership's annual report for the year ended December 31, 1994, for a discussion of the Partnership's business.

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the quarters and six months ended June 30, 1995 and 1994. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                      Comparative Operating Results (a)
                     For the Quarters       For the Six
                           Ended           Months Ended
                     6/30/95   6/30/94   6/30/95   6/30/94
------------------------------------------------------------
FOXHALL SQUARE BUILDING
Rental revenues      $411,300  $353,100  $836,700  $775,300
------------------------------------------------------------
Property net income  $116,100  $ 51,300  $241,200  $204,000
------------------------------------------------------------
Average occupancy       85.7%     85.1%     85.4%     84.9%
------------------------------------------------------------
PEACHTREE PALISADES OFFICE BUILDING
Rental revenues      $275,300  $288,200  $673,800  $598,700
------------------------------------------------------------
Property net (loss)  $(30,900) $(52,100) $(33,700) $(56,500)
------------------------------------------------------------
Average occupancy       78.2%     77.0%     78.0%     77.0%
------------------------------------------------------------
LAKEWOOD SQUARE SHOPPING CENTER
Rental revenues      $282,300  $279,900  $595,100  $589,700
------------------------------------------------------------
Property net income  $180,200  $116,300  $337,900  $262,000
------------------------------------------------------------
Average occupancy       88.4%     82.0%     85.9%     83.0%
------------------------------------------------------------
12621 FEATHERWOOD BUILDING
Rental revenues      $124,300  $114,400  $254,600  $229,000
------------------------------------------------------------
Property net income  $ 38,700  $ 22,600  $ 82,800  $ 46,700
------------------------------------------------------------
Average occupancy      100.0%    100.0%    100.0%    100.0%
------------------------------------------------------------

(a) the above table excludes certain income and expense items which are either not directly related to individual property operating results such as interest income and general and administrative expenses or are related to properties previously owned by the Partnership.

Net income increased $173,700 and $201,600, respectively, for the quarter and six months ended June 30, 1995 when compared to the quarter and six months ended June 30, 1994. The increases in net income were primarily due to: 1) increased operating results at all of the Partnership's properties totaling approximately $163,000 and $172,600, respectively, for both periods under comparison and 2) increased interest income of $19,100 and $42,800, respectively, for both periods under comparison resulting from an increase in rates available on the Partnership's short-term investments. Partially offsetting the increases in net income was increased general and administrative expenses of $8,400 and $13,700, respectively, for the periods under comparison due to an increase in professional fees and printing and mailing costs.

Total rental revenues increased by approximately $56,600 or 5.6% and $167,500 or 7.6%, respectively, for the quarter and six months ended June 30, 1995, when compared to the quarter and six months ended June 30, 1994. The primary factors which caused the increase in rental revenues for the quarterly periods under comparison were: 1) increased rental income at Foxhall Square ("Foxhall") due to increases in base rents charged to new and renewing tenants, tenant expense reimbursements for real estate tax escalations, percentage rents and other rental income, primarily parking income and 2) an increase in base rents at Lakewood Square Shopping Mall ("Lakewood") due to an increase in occupancy. Partially offsetting the increase in rental revenues for the quarterly periods under comparison was a decrease in rental revenue at Peachtree Palisades ("Peachtree") as a result of a correction made in the second quarter to reduce billings previously charged to a tenant, JACOR Broadcasting ("JACOR"), which was included in the first quarter results. Due to construction delays JACOR is not expected to take occupancy until August 1995. Rental revenues increased at all of the Partnership's properties for the six month periods under comparison due to the following: 1) increased base rent and tenant expense reimbursements for real estate tax escalations due to an increase in occupancy, partially offset by a decrease in tenant receivables deemed uncollectible at Peachtree;
2) increased parking lot income at Foxhall; 3) increased base rents charged to the sole tenant at 12621 Featherwood Building ("Featherwood") and 4) increased base rents at Lakewood.

The increase in parking income for the quarter and six month periods under comparison was primarily the result of discharging the third party parking management agent and taking the operations in-house. Parking income was previously recorded net of the agent's fees. Currently the income and expenses are reflected on a gross basis in income and property operating expenses, respectively.

Total real estate tax expense decreased by approximately $61,400 or 48.9% and $48,600 or 19.8%, respectively, for the quarter and six months ended June 30, 1995 when compared to the quarter and six months ended June 30, 1994. The decrease in real estate tax expense was primarily due to: 1) the receipt of a refund of $57,100 for 1993/1994 real estate taxes at Lakewood during the quarter and six month periods under comparison and 2) a decrease in real estate tax expense at Foxhall due to a reduction in the property's assessed valuation (real estate taxes at Foxhall are assessed for the fiscal year April 1994 through March 1995) for the comparable quarters. Partially offsetting these decreases was a minimal increase in real estate tax expense at Peachtree for the quarter and six month periods under comparison.

Total repairs and maintenance expense decreased approximately $23,500 or 12.9% and $30,800 or 9.0%, respectively, for the quarter and six months ended June 30, 1995 when compared to the quarter and six months ended June 30, 1994. The decrease was primarily due to the fact that 1994 repairs & maintenance at Peachtree included architectual costs associated with space planning for new and relocating tenants. Partially offsetting the decrease in these expenses was increased repairs and maintenance expenses at Featherwood resulting from: 1) increased janitorial costs due to increased cleanable square footage and 2) increased minor repairs required to maintain the HVAC system.

Total property operating expenses decreased by approximately $16,600 or 5.7% for the quarter ended June 30, 1995 when compared to the quarter ended June 30, 1994. The primary factors which caused the decrease for the quarterly periods under comparison were decreased utilities at Peachtree and Featherwood and decreased professional fees at Featherwood and Lakewood, partially offset by increased personnel costs related to the operations of the parking garage at Foxhall. Total property operating expenses increased by approximately $58,000 or 10.3% for the six months ended June 30, 1995 when compared to the six months ended June 30, 1994. The primary factors which caused the increase were: 1) increased personnel costs (due to the hiring of a full-time on-site property manager), utilities and professional fees at Peachtree and 2) increased personnel costs at Foxhall as previously stated above. Partially offsetting the increase for the six month periods under comparison was a decrease in professional fees and utilities, at Lakewood and Featherwood, respectively.

Total insurance expense decreased by approximately $8,400 or 52.8% and $8,600 or 27%, respectively, during the quarter and six months ended June 30, 1995, when compared to the prior year periods. These decreases were primarily due to lower group rates on the Partnership's combined insurance coverage as a result of a minimal amount of claims made over the past several years, which provided a good loss experience relative to the Partnership's properties.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Affiliated asset and property management groups continue to take the necessary actions deemed appropriate for the properties discussed above. Some of these actions include: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenants and addressing any expansion needs these tenants may have;
3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers; 5) cold-calling other businesses and tenants in the market area and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its four remaining properties. Notwithstanding the Partnership's intention relative to property sales, another primary objective of the Partnership is to provide cash distributions to Limited Partners from Partnership operations. To the extent cumulative cash distributions exceed net income, such excess distributions will be treated as a return of capital. Cash Flow (as defined in the Partnership Agreement) is generally not equal to Partnership net income or cash flows as defined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined by the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows as defined by GAAP.

The following table includes a reconciliation of Cash Flow (as defined by the Partnership Agreement) to cash flow provided by operating activities as determined by GAAP and are not indicative of actual distributions to Partners and should not neccessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Cash Flow.

                                                    Comparative Cash Flow
                                                     Results For the Six
                                                        Months Ended
                                                     6/30/95     6/30/94
---------------------------------------------------------------------------
Amount of Cash Flow (as defined in the Partnership
 Agreement)                                         $1,205,000  $  977,900
Items of reconciliation:
 Decrease in current assets                            138,100     165,700
 (Decrease) increase in current liabilities            (61,900)      9,900
---------------------------------------------------------------------------
Net cash provided by operating activities           $1,281,200  $1,153,500
---------------------------------------------------------------------------
Net cash (used for) investing activities            $ (501,200) $ (326,000)
---------------------------------------------------------------------------
Net cash (used for) financing activities            $ (724,800) $ (555,200)
---------------------------------------------------------------------------

The increase in Cash Flow (as defined by the Partnership Agreement) of $227,100 for the six months ended June 30, 1995 when compared to six months ended June 30, 1994 was primarily due to the increase in net income, as previously discussed, exclusive of depreciation and amortization and the receipt of a rebate for the replacement of the air conditioner at Foxhall in the amount of $155,000, which previously had been included in other assets on the Partnership's balance sheet.

The increase in the Partnership's cash position as of June 30, 1995 when compared to December 31, 1994 was primarily the result of the increase in net income as previously discussed, partially offset by an increase in payments made for capital and tenant improvements and distributions paid to Partners. Liquid assets of the Partnership as of June 30, 1995 were comprised of undistributed cash from operations retained for working capital purposes.

Net cash provided by operating activities continues to be the Partnership's primary source of funds. Net cash provided by operating activities increased $127,700 for the six months ended June 30, 1995 when compared to the six months ended June 30, 1994. This increase was primarily due to the increase in net income as previously discussed, and the decrease in other assets due to the receipt of a rebate at Foxhall, as previously discussed.

The increase in net cash (used for) investing activities of approximately $175,200 for the six months ended June 30, 1995 when compared to the six months ended June 30, 1994 was due to an increase in expenditures for capital and tenant improvements to the Partnership's properties. During the six months ended June 30, 1995, the Partnership spent $501,200 for building and tenant improvements and has budgeted to spend an additional $1,125,000 during the remainder of 1995. Of the remaining budgeted amount, approximately $565,000, $350,000 and $195,000 relates to anticipated capital and tenant improvements and leasing costs expected to be incurred at Peachtree, Lakewood and Foxhall, respectively. The Managing General Partner believes these expenditures are necessary to maintain occupancy levels in very competitive markets and ready the remaining properties for disposition.

The increase in net cash (used for) financing activities of approximately $169,600 for the six months ended June 30, 1995 when compared to the six months ended June 30, 1994 was due primarily to an increase in distributions paid to Limited Partners, partially offset by an increase in the net collection of tenant security deposits.

The Managing General Partner continues to take a conservative approach to projections of future rental income and to maintain higher levels of cash reserves due to the anticipated capital and tenant improvements necessary to be made at the Partnership's properties during the next several years. As a result of this, cash continues to be retained to supplement working capital reserves. Cash Flow (as defined by the Partnership Agreement) retained to supplement working capital reserves approximated $434,600 for the six months ended June 30, 1995.

Distributions to Limited Partners for the quarter ended June 30, 1995 were declared in the amount of $6.42 per Unit. Cash distributions are made 60 days after quarter end. The amount of future distributions will ultimately be dependent upon the performance of the Partnership's investments, as well as the amount of cash retained in the future to supplement working capital reserves. Accordingly, there can be no assurance of the availability of cash for distribution to Partners.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits: Financial Data Schedule

     (b) Reports on Form 8-K:

         There were no reports filed on Form 8-K during the quarter ended June 30, 1995.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 1

                               BY:  FIRST CAPITAL FINANCIAL CORPORATION
                                    MANAGING GENERAL PARTNER


Date: August 14, 1995          By:      /s/  DOUGLAS CROCKER II
      ---------------               -------------------------------------
                                             DOUGLAS CROCKER II
                                    President and Chief Executive Officer


Date: August 14, 1995          By:         /s/  NORMAN M. FIELD
      ---------------               --------------------------------------
                                                NORMAN M. FIELD
                                    Vice President - Finance and Treasurer