Form 10-Q
period 1995-09-30
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 1
filed 1995-11-14
CIK 730212

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the period ended                   September 30, 1995
                         -------------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                     to
                                   -------------------    ----------------------
    Commission File Number:                       0-12538
                           -----------------------------------------------------

               First Capital Institutional Real Estate, Ltd. - 1
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Florida                                               59-2197264
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

Two North Riverside Plaza, Suite 950, Chicago, Illinois           60606-2607
-------------------------------------------------------      -------------------
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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                   September 30,
                                                       1995       December 31,
                                                    (Unaudited)       1994
-------------------------------------------------------------------------------
ASSETS
 Investment in commercial rental properties:
 Land                                              $  5,501,700   $  5,501,700
 Buildings and improvements                          31,387,300     30,590,100
-------------------------------------------------------------------------------
                                                     36,889,000     36,091,800
Accumulated depreciation and amortization           (11,649,100)   (10,767,200)
-------------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                      25,239,900     25,324,600
Cash and cash equivalents                             4,197,900      4,238,600
Rents receivable                                         53,200         67,300
Other assets                                             12,700        162,100
-------------------------------------------------------------------------------
                                                    $29,503,700   $ 29,792,600
-------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses             $    285,000   $    363,000
 Due to Affiliates                                      463,500        447,700
 Security deposits                                      147,600        138,000
 Distributions payable                                  385,200        349,800
 Other liabilities                                       68,900         70,100
-------------------------------------------------------------------------------
                                                      1,350,200      1,368,600
-------------------------------------------------------------------------------
Partners' (deficit) capital:
 General Partners                                      (326,200)      (255,700)
 Limited Partners (60,000 Units authorized, issued
  and outstanding)                                   28,479,700     28,679,700
-------------------------------------------------------------------------------
                                                     28,153,500     28,424,000
-------------------------------------------------------------------------------
                                                    $29,503,700   $ 29,792,600
-------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the nine months ended September 30, 1995
and the year ended December 31, 1994
(Unaudited)
(All dollars rounded to nearest 00s)

                                            General     Limited
                                           Partners    Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1994                           $(157,900) $29,546,700  $29,388,800
Net (loss) income for the year ended
 December 31, 1994                           (97,800)     532,200      434,400
Distributions for the year ended December
 31, 1994                                              (1,399,200)  (1,399,200)
-------------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1994                          (255,700)  28,679,700   28,424,000
Net (loss) income
 for the nine
 months ended
 September 30, 1995                          (70,500)     955,600      885,100
Distributions for the nine months ended
 September 30, 1995                                    (1,155,600)  (1,155,600)
-------------------------------------------------------------------------------
Partners' (deficit) capital,
 September 30, 1995                        $(326,200) $28,479,700  $28,153,500
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended September 30, 1995 and 1994
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                       1995        1994
---------------------------------------------------------------------------
Income:
 Rental                                             $1,145,500  $1,091,800
 Interest                                               55,800      47,700
---------------------------------------------------------------------------
                                                     1,201,300   1,139,500
---------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                         300,900     289,300
 Property operating:
  Affiliates                                            49,400      43,900
  Nonaffiliates                                        281,300     242,100
 Real estate taxes                                      66,000      72,400
 Insurance--Affiliate                                   11,500      16,000
 Repairs and maintenance                               178,400     143,500
 General and administrative:
  Affiliates                                            21,100       8,700
  Nonaffiliates                                         31,600      47,800
---------------------------------------------------------------------------
                                                       940,200     863,700
---------------------------------------------------------------------------
Net income                                          $  261,100  $  275,800
---------------------------------------------------------------------------
Net (loss) allocated to General Partners            $  (24,400) $  (23,200)
---------------------------------------------------------------------------
Net income allocated to Limited Partners            $  285,500  $  299,000
---------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (60,000 Units authorized, issued and outstanding)  $     4.76  $     4.98
---------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the nine months ended September 30, 1995 and 1994
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                       1995        1994
---------------------------------------------------------------------------
Income:
 Rental                                             $3,505,700  $3,284,500
 Interest                                              172,300     121,500
---------------------------------------------------------------------------
                                                     3,678,000   3,406,000
---------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                         881,900     844,700
 Property operating:
  Affiliates                                           186,000     164,100
  Nonaffiliates                                        764,000     683,200
 Real estate taxes                                     262,500     317,500
 Insurance--Affiliate                                   34,700      47,800
 Repairs and maintenance                               491,300     487,200
 General and administrative:
  Affiliates                                            37,200      28,500
  Nonaffiliates                                        135,300     134,800
---------------------------------------------------------------------------
                                                     2,792,900   2,707,800
---------------------------------------------------------------------------
Net income                                          $  885,100  $  698,200
---------------------------------------------------------------------------
Net (loss) allocated to General Partners            $  (70,500) $  (69,000)
---------------------------------------------------------------------------
Net income allocated to Limited Partners            $  955,600  $  767,200
---------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (60,000 Units authorized, issued and outstanding)  $    15.93  $    12.79
---------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 1995 and 1994
(Unaudited)
(All dollars rounded to nearest 00s)

                                                         1995         1994
------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                           $   885,100  $  698,200
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Depreciation and amortization                            881,900     844,700
 Changes in assets and liabilities:
  Decrease in rents receivable                             14,100     142,400
  Decrease in other assets                                149,400      23,300
  (Decrease) in accounts payable and accrued expenses     (78,000)    (27,900)
  Increase (decrease) in due to Affiliates                 15,800      (6,100)
  (Decrease) increase in other liabilities                 (1,200)      3,700
------------------------------------------------------------------------------
   Net cash provided by operating activities            1,867,100   1,678,300
------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements            (797,200)   (521,000)
------------------------------------------------------------------------------
   Net cash (used for) investing activities              (797,200)   (521,000)
------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                        (1,120,200)   (899,400)
 Increase in security deposits                              9,600      19,400
------------------------------------------------------------------------------
   Net cash (used for) financing activities            (1,110,600)   (880,000)
------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents      (40,700)    277,300
Cash and cash equivalents at the beginning of the
 period                                                 4,238,600   4,245,900
------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period    $ 4,197,900  $4,523,200
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 1995
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DEFINITION OF SPECIAL TERMS:
Capitalized terms used in this report have the same meaning as those terms have in the Partnership's Registration Statement filed with the Securities and Exchange Commission on Form S-11. Definitions of these terms are contained in
Article III of the First Amended and Restated Certificate and Agreement of Limited Partnership, which is included in the Registration Statement and incorporated herein by reference.

ACCOUNTING POLICIES:
The financial statements have been prepared in accordance with generally accepted accounting principles. Under this method of accounting, revenues are recorded when earned and expenses are recorded when incurred.

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and nine months ended September 30, 1995 are not necessarily indicative of the operating results for the year ending December 31, 1995.

Certain reclassifications have been made to the previously reported 1994 statements in order to provide comparability with the 1995 statements. These reclassifications have no effect on net income or Partners' capital.

The financial statements include the Partnership's 50% interest in three joint ventures with Affiliated partnerships. These joint ventures were formed for the purpose of each acquiring a 100% interest in certain real property and are operated under the common control of the Managing General Partner. Accordingly, the Partnership's pro rata share of the ventures' revenues, expenses, assets, liabilities and capital was included in the financial statements.

Cash equivalents are considered all highly liquid investments purchased with maturity of three months or less.

Reference is made to the Partnership's annual report for the year ended December 31, 1994 for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to March 31, 1983, the Termination of the Offering, the General Partners are entitled to 10% of distributable Cash Flow (as defined by the Partnership Agreement) as their Subordinated Partnership Management Fee, provided that Unit Holders first receive specified non-cumulative annual rates of return on their Capital Investment. For the quarter and nine months ended September 30, 1995, the General Partners were not entitled to any cash distributions.

In accordance with the Partnership Agreement, Net Profits (exclusive of depreciation and Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners' Subordinated Partnership Management Fee or 1% of such Net Profits; second, the balance, if any, to the Unit Holders. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners, in an amount equal to the aggregate amount of depreciation previously allocated to them; second, to the General Partners and the Unit Holders with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; third, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and fourth, the balance, if any, to the Unit Holders. Net Losses (exclusive of depreciation and Net Losses from the sale or disposition of Partnership properties) are allocated 1% to the General Partners and 99% to the Unit Holders. All depreciation is allocated 10% to the General Partners and 90% to the Unit Holders. Net Losses from the sale or disposition of Partnership properties are allocated: first, to the extent that the balance in the General Partners' capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Unit Holders exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partners and the Unit Holders pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Unit Holders and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Unit Holders and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale or disposition of a Partnership property. For the quarter and nine months ended September 30, 1995, the General Partners were allocated Net Losses of approximately $24,400 and $70,500, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and nine months ended September 30, 1995 were as follows:

                                                        Paid
                                                  ----------------
                                                            Nine
                                                  Quarter  Months  Payable
---------------------------------------------------------------------------
Property management and leasing fees              $44,900 $160,200 $ 41,600
Reimbursement of property insurance premiums, at
 cost                                              11,500   34,700     None
Real estate commissions (a)                          None     None  403,000
Reimbursement of expenses, at cost:
 (1) Accounting                                     3,600   12,200    5,700
 (2) Investor communication                         3,000   10,100   13,200
 (3) Legal                                         17,300   28,900     None
---------------------------------------------------------------------------
                                                  $80,300 $246,100 $463,500
---------------------------------------------------------------------------

(a) As of September 30, 1995, the Partnership owed approximately $403,000 to the Managing General Partner for real estate commissions earned in connection with the sales of Partnership properties. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, no Affiliate of the General Partners may receive payment of a real estate commission upon the sale of a Partnership property until Unit Holders have received cumulative distributions of Sale or Financing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined by the Partnership Agreement) which has been distributed to the Unit Holders from the initial date of investment) of 6% simple interest per annum on their Capital Investment from the initial date of investment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reference is made to the Partnership's annual report for the year ended December 31, 1994, for a discussion of the Partnership's business.

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the quarters and nine months ended September 30, 1995 and 1994. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                               Comparative Operating Results (a)
                            For the Quarters   For the Nine Months
                                  Ended               Ended
                            9/30/95  9/30/94   9/30/95     9/30/94
---------------------------------------------------------------------
PEACHTREE PALISADES OFFICE BUILDING
Rental revenues             $350,900 $314,900 $1,024,700  $  913,700
---------------------------------------------------------------------
Property net income (loss)  $ 32,200 $  9,500 $   (1,500) $  (47,100)
---------------------------------------------------------------------
Average occupancy                89%      79%        82%         78%
---------------------------------------------------------------------
LAKEWOOD SQUARE SHOPPING CENTER
Rental revenues             $280,800 $279,400 $  875,900  $  869,000
---------------------------------------------------------------------
Property net income         $ 97,800 $116,300 $  435,600  $  378,400
---------------------------------------------------------------------
Average occupancy                90%      84%        87%         83%
---------------------------------------------------------------------
FOXHALL SQUARE BUILDING
Rental revenues             $386,500 $394,600 $1,223,200  $1,169,900
---------------------------------------------------------------------
Property net income         $ 96,900 $148,000 $  338,100  $  352,100
---------------------------------------------------------------------
Average occupancy                86%      86%        86%         85%
---------------------------------------------------------------------
12621 FEATHERWOOD BUILDING
Rental revenues             $127,300 $102,900 $  381,900  $  331,900
---------------------------------------------------------------------
Property net income         $ 30,700 $ 10,200 $  113,500  $   56,800
---------------------------------------------------------------------
Average occupancy               100%     100%       100%        100%
---------------------------------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income and general and administrative expenses or are related to properties previously owned by the Partnership.

Net income for the quarter ended September 30, 1995 decreased $14,700 or 5.4% when compared to the quarter ended September 30, 1994. The decrease in net income for the quarterly periods under comparison was primarily due to decreased operating results at Foxhall Square ("Foxhall") and Lakewood Square Shopping Center ("Lakewood") of $51,100 and $18,500, respectively. Partially offsetting the decrease was: 1) increased operating results at Peachtree Palisades ("Peachtree") and 12621 Featherwood Building ("Featherwood") of $22,700 and $20,500, respectively; 2) increased interest income of approximately $8,100 resulting from an increase in rates available on the Partnership's short-term investments and 3) decreased general and administrative costs of $3,800 resulting from a decrease in data processing fees offset by an increase in salaries.

Net income for the nine months ended September 30, 1995 increased $186,900 or 26.8% 1995 when compared to the nine months ended September 30, 1994. The increase in net income for the nine-month periods under comparison was primarily due to: 1) improved operating results at Lakewood, Featherwood and Peachtree of $57,200, $56,700 and $45,600, respectively, and 2) increased interest income of approximately $50,800 due to the reason previously discussed. Partially offsetting the increase in income in 1995 was: 1) increased general and administrative expenses of $9,200 due to increased salaries and printing and mailing costs, partially offset by decreased data processing fees and 2) decreased operating results at Foxhall of $14,000.

Total rental revenues increased $53,700 or 4.9% and $221,200 or 6.7%, respectively, for the quarter and nine months ended September 30, 1995, when compared to the quarter and nine months ended September 30, 1994. The primary factors which caused the increase in rental revenues for the quarterly periods under comparison were: 1) increased rental income at Peachtree due to increases in base rents charged to new and renewing tenants and increased tenant expense reimbursements for real estate tax escalations and common area costs resulting from an increase in occupancy and 2) increased base rent and tenant expense reimbursements for real estate tax escalations and common area costs charged to the sole tenant at Featherwood. Partially offsetting the increase in rental revenues for the quarterly periods under comparison was decreased rental revenues at Foxhall due to a decrease in tenant expense reimbursements for real estate tax escalations and decreased percentage rents. Rental revenues increased at all of the Partnership's properties for the nine-month periods under comparison due to: 1) increased base rent and tenant expense reimbursements for real estate tax escalations due to an increase in occupancy at Peachtree; 2) increased parking income at Foxhall; 3) increased revenues at Featherwood due to the reasons previously stated and 4) increased base rental income at Lakewood primarily due to an increase in occupancy.

The increase in parking income at Foxhall for the nine-month periods under comparison was primarily the result of discharging the third-party management agent and bringing the operations in-house. Parking income was previously recorded net of the agent's fees. Currently, the operations are reflected on a gross basis in income and property operating expenses, respectively.

Total real estate tax expense decreased $6,400 and $55,000, respectively, for the quarter and nine months ended September 30, 1995 when compared to the quarter and nine months ended September 30, 1994. The decrease in real estate tax expense for the nine months ended September 30, 1995 was primarily due to the receipt of refunds of approximately $27,800 for 1993/1994 and $29,400 for 1994/1995 real estate taxes at Lakewood and the receipt of a refund of $38,700 for 1992 real estate taxes at Peachtree. Although the assessed value at Foxhall has decreased and the actual taxes paid in 1995 were lower than in 1994, real estate tax expense is higher in 1995 due to the fact that 1994 included a refund for real estate taxes for the 1992/1993 tax year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Total repairs and maintenance expense increased $34,900 and $4,100, respectively, for the quarter and nine months ended September 30, 1995 when compared to the quarter and nine months ended September 30, 1994. The increase for the quarterly periods under comparison was primarily due to: 1) increased repairs and maintenance at Peachtree due to the fact that 1994 repairs and maintenance included architectural costs associated with space planning for new and relocating tenants, partially offset by a decrease in repairs to the HVAC system; 2) increased repairs and maintenance expense at Featherwood resulting from increased janitorial costs due to an increase in square footage to be cleaned and increased minor repairs required to maintain the HVAC system; 3) increased parking garage expenses at Foxhall due to the reasons previously stated and 4) increased repairs and maintenance expenses associated with patching, resurfacing and striping of the parking lot at Lakewood. Repairs and maintenance for the nine-month periods under comparison increased due to increased repairs and maintenance at Featherwood, Foxhall and Lakewood due to the reasons discussed above. Partially offsetting the increase for the nine-month comparable periods was a decrease in repairs made to the HVAC system at Peachtree.

Total property operating expenses for the quarter ended September 30, 1995 increased $44,700 when compared to the quarter ended September 30, 1994. The primary factors which caused this increase were: 1) increased personnel costs (due to the hiring of a full-time on-site property manager), security costs, utilities and professional fees at Peachtree; 2) increased security costs at Featherwood and Lakewood and 3) increased professional fees and personnel costs related to the operations of the parking garage, partially offset by a decrease in property management and leasing fees (resulting from lower rental revenues) at Foxhall. Total property operating expenses increased by $102,700 for the nine months ended September 30, 1995 when compared to the nine months ended September 30, 1994. The primary factors which caused this increase were: 1) increased property operating expenses at Peachtree, as previously discussed and
2) increased personnel costs related to the operations of the parking garage, partially offset by a decrease in utilities at Foxhall.

Total insurance expense decreased $4,500 and $13,100, respectively, for the quarter and nine months ended September 30, 1995, when compared to the comparable prior year periods. These decreases were primarily due to lower group rates on the Partnership's combined insurance coverage as a result of a minimal amount of claims made over the past several years, which provided a good loss experience relative to the Partnership's properties.

To increase and/or maintain occupancy levels at the Partnership's properties, the Managing General Partner, through its Affiliated asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenants and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers; 5) cold-calling other businesses and tenants in the market area; and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its remaining properties. Notwithstanding the Partnership's intention relative to property sales, another primary objective of the Partnership is to provide cash distributions to Limited Partners from Partnership operations. To the extent cumulative cash distributions exceed net income, such excess distributions will be treated as a return of capital. Cash Flow (as defined in the Partnership Agreement) is generally not equal to Partnership net income or cash flows as defined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined by the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows (as defined by GAAP). The following table includes a reconciliation of Cash Flow (as defined by the Partnership Agreement) to cash flow provided by operating activities as determined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not neccessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flows.

                                           Comparative Cash Flow
                                            Results for the Nine
                                                Months Ended
                                             9/30/95     9/30/94
-----------------------------------------------------------------------
Amount of Cash Flow (as defined in the
 Partnership Agreement)                    $ 1,767,000  $1,542,900
Items of reconciliation:
 Decrease in current assets                    163,500     165,700
 (Decrease) in current liabilities             (63,400)    (30,300)
-----------------------------------------------------------------------
Net cash provided by operating activities  $ 1,867,100  $1,678,300
-----------------------------------------------------------------------
Net cash (used for) investing activities   $  (797,200) $ (521,000)
-----------------------------------------------------------------------
Net cash (used for) financing activities   $(1,110,600) $ (880,000)
-----------------------------------------------------------------------

The increase in Cash Flow (as defined by the Partnership Agreement) of $224,100 for the nine months ended September 30, 1995 when compared to nine months ended September 30, 1994 was primarily due to the increase in net income, as previously discussed, exclusive of depreciation and amortization.

The decrease in the Partnership's cash position of $40,700 as of September 30, 1995 when compared to
December 31, 1994 was primarily the result of payments made for capital and tenant improvements and leasing costs and distributions paid to Limited Partners exceeding net cash provided by operating activities. Liquid assets of the Partnership as of September 30, 1995 were comprised of undistributed cash from operations retained for working capital purposes.

Net cash provided by operating activities continues to be the Partnership's primary source of funds. Net cash provided by

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) operating activities increased by $188,800 for the nine months ended September 30, 1995 when compared to the nine months ended September 30, 1994. This increase was primarily due to the increase in net income as previously discussed, and the decrease in other assets due to the receipt of a rebate for the replacement of the air conditioner at Foxhall in the amount of $155,000, which previously has been included in other assets on the Partnership's balance sheet.

The increase in net cash (used for) investing activities of $276,200 for the nine months ended September 30, 1995 when compared to the nine months ended September 30, 1994 was due to an increase in expenditures for capital and tenant improvements and leasing costs for the Partnership's properties. The Partnership maintains working capital reserves to pay for these types of capital expenditures. During the nine months ended September 30, 1995, the Partnership spent $797,200 for building and tenant improvements and leasing costs and has budgeted to spend an additional $528,000 during the remainder of 1995. Of the remaining budgeted amount, approximately $341,000, $152,000 and $32,000 relate to anticipated capital and tenant improvements and leasing costs expected to be incurred at Peachtree, Foxhall and Lakewood, respectively. The Managing General Partner believes these expenditures are necessary to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and prepare the remaining properties for eventual disposition.

The increase in net cash (used for) financing activities of $230,600 for the nine months ended September 30, 1995 when compared to the nine months ended September 30, 1994 was due primarily to an increase in distributions paid to Limited Partners.

The Managing General Partner continues to take a conservative approach to projections of future rental income and to maintain higher levels of cash reserves due to the anticipated capital and tenant improvements and leasing costs necessary to be made at the Partnership's properties during the next several years. As a result of this, cash continues to be retained to supplement working capital reserves. For the nine months ended September 30, 1995, Cash Flow (as defined by the Partnership Agreement) retained to supplement working capital reserves approximated $611,400.

Distributions to Limited Partners for the quarter ended September 30, 1995 were declared in the amount of $6.42 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. For amount of future distributions to Limited Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the Managing General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance of the availability of cash for distribution to Partners.

                          PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits: Financial Data Schedule

        (b) Reports on Form 8-K:

            There were no reports filed on Form 8-K during the quarter ended September 30, 1995.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 1

                             BY: FIRST CAPITAL FINANCIAL CORPORATION
                                 GENERAL PARTNER


Date: November 14, 1995      By: /s/ DOUGLAS CROCKER II
      -----------------          -----------------------------------------
                                     DOUGLAS CROCKER II
                                   President and Chief Executive Officer

Date: November 14, 1995      By: /s/ NORMAN M. FIELD
      -----------------          -----------------------------------------
                                     NORMAN M. FIELD
                                   Vice President - Finance and Treasurer