Form 10-K
period 1995-12-31
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 1
filed 1996-04-01
CIK 730212

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-K


  [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended              December 31, 1995
                                  --------------------------------------------

                                      OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                      to
                                       --------------------    ---------------

        Commission file number                         0-12538
                              ------------------------------------------------

               First Capital Institutional Real Estate, Ltd. - 1
- ------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Florida                                        59-2197264
- --------------------------------          ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

Two North Riverside Plaza, Suite 950, Chicago, Illinois        60606-2607
- --------------------------------------------------------     --------------
     (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code         (312) 207-0020
                                                     -------------------------

Securities registered pursuant to
Section 12(b) of the Act:                                      NONE
                                                     -------------------------

Securities registered pursuant to
Section 12(g) of the Act:                            Limited Partnership Units
                                                     -------------------------

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

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the definitive Prospectus dated October 25, 1982, included in the Registrant's Registration Statement on Form S-11 (Registration
No. 2-79092), is incorporated herein by reference in Part IV of this report.

Exhibit Index - Page A-1
- ------------------------

                                    PART I

ITEM 1. BUSINESS
- ------- --------

The registrant, First Capital Institutional Real Estate, Ltd.- 1 (the "Partnership") is a limited partnership organized in 1982 under the Florida Uniform Limited Partnership Law. The Partnership sold $60,000,000 in Limited Partnership Units (the "Units") to the public from November 1982 through March 1983, pursuant to a Registration Statement on Form S-11 filed with the Securities and Exchange Commission (Registration Statement No. 2-79092). Capitalized terms used in this report have the same meaning as those terms have in the Partnership's Registration Statement.

The business of the Partnership is to invest primarily in existing, improved, income-producing commercial real estate, such as shopping centers, warehouses, office buildings, and, to a lesser extent, in other types of income-producing commercial real estate. From May 1983 to January 1985, the Partnership made three real property investments and purchased 50% interests in three joint ventures with an Affiliated partnership. Each of these joint ventures was formed for the purpose of acquiring a 100% interest in certain real property and are operated under the common control of First Capital Financial Corporation (the "Managing General Partner"). As of December 31, 1995, the Partnership has sold two of the real property investments.

Property management services for one of the Partnership's real estate investments is provided by an independent real estate management company for fees calculated as a percentage of gross rents received from the property. In addition, Affiliates of the Managing General Partner provide property management and/or supervisory services for fees calculated as a percentage of gross rents received from each of the Partnership's properties.

The real estate business is highly competitive. The results of operations of the Partnership will depend upon the availability of suitable tenants, real estate market conditions and general economic conditions which may impact the success of those tenants. Properties owned by the Partnership frequently compete for tenants with similar properties owned by others.

As of March 1, 1996, there were nine employees at the Partnership's properties for on-site property maintenance and administration.

ITEM 2. PROPERTIES(a)(b)
- ------- ----------------

As of December 31, 1995, the Partnership owned, directly or through joint venture interests, the following four property interests, all of which were owned in fee simple, except as noted in note (e).

                                                      Net Leasable  Number of
       Property Name                  Location         Sq. Footage  Tenants (c)
- ----------------------------   --------------------   ------------  -----------
Shopping Center:
- ----------------
Lakewood Square (d)            Lakewood, California      150,711       30(1)


Office Buildings:
- -----------------
Foxhall Square (d)             Washington, D.C.          141,902       63

Peachtree Palisades East (e)   Atlanta, Georgia          128,276       30(2)

12621 Featherwood (d)          Houston, Texas             88,811        1(1)

- ------- ----------------------------

        Notes:
        ------

        (a) For a discussion of significant operating results and major capital expenditures planned for the Partnership's properties refer to Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

        (b) For Federal income tax purposes, the Partnership depreciates the portion of the acquisition costs of its properties allocable to real property (exclusive of land) and all improvements thereafter, over useful lives ranging from 18 years utilizing Accelerated Cost Recovery System ("ACRS") to 39 years utilizing Modified ACRS straight-line method. The Partnership's portion of real estate taxes for Foxhall Square Building ("Foxhall"), Lakewood Square Shopping Center ("Lakewood"), 12621 Featherwood Building ("Featherwood") and Peachtree Palisades East Office Building ("Peachtree") was
            $184,600, $68,900, $59,800 and $30,700, respectively, for the year ended December 31, 1995. In the opinion of the Managing General Partner, the Partnership's properties are adequately insured and serviced by all necessary utilities.

        (c) Represents the total number of tenants, as well as the number of tenants, in parenthesis, that individually occupy more than 10% of the net leasable square footage of the property.

        (d) The Partnership owns a 50% joint venture interest in this property.

        (e) The Partnership leases the land on which this property is situated.

The following table presents each of the Partnership's properties' occupancy rates as of December 31 for each of the last five years:

  Property Name         1995       1994       1993       1992       1991
- -----------------      ------     ------     ------     ------     ------
Lakewood                 96%        84%        86%        94%        94%

Foxhall                  83%        88%        85%        82%        81%

Peachtree                90%        81%        77%        85%        86%

Featherwood             100%       100%       100%       100%       100%

The amounts in the following table represent each of the Partnership properties' average annual rental rate per square foot for each of the last five years ended December 31 which were computed by dividing each property's base rental revenues by its average occupied square footage:

  Property Name         1995       1994       1993       1992       1991
- -----------------      ------     ------     ------     ------     ------
Lakewood               $13.67     $14.56     $14.17     $15.15     $15.22

Foxhall                $22.99     $22.64     $21.94     $21.94     $26.01

Peachtree              $11.73     $11.62     $11.95     $12.41     $12.18

Featherwood            $11.18     $10.61     $10.05     $10.23     $10.23

- ------- ----------------------

The following table summarizes the principal provisions of the leases for the tenants which occupy ten percent or more of the rentable square footage at each of the Partnership's properties. No individual tenant at Foxhall, the Partnership's other property, occupies ten percent or more of the rentable square footage of this building.

                                Partnership's Share of                    Percentage
                             per Annum Base Rents (a) for                   of Net     Renewal
                             ----------------------------                  Leasable    Options
                                             Final Twelve   Expiration      Square     (Renewal
                                               Months of      Date of       Footage     Options/
                                1996            Lease         Lease        Occupied     Years)
                             ---------       ------------   ----------    ----------   ---------
Lakewood
- --------

Cost Plus
 (specialty store)           $123,500          $123,500      10/28/07         13%         2/10

Peachtree
- ---------

Railcar Management, Inc.
 (railway management)        $198,100          $213,400       4/30/98         12%         NONE

Jacor
Communications, Inc.
 (radio broadcasting)        $270,800          $367,500       8/31/07         15%         NONE

Featherwood
- -----------

Parsons S.I.P, Inc.
 (engineering firm)          $496,500          $496,500      12/14/96        100%         NONE

    (a) The Partnership's share of per annum base rents for each of the tenants listed above for the years between 1996 and the final twelve months of each of the above leases is no lesser or greater than the amounts listed in the above table.

The amounts in the following table represent the Partnership's portion of leases in the year of expiration (assuming no lease renewals) for the Partnership through the year ended December 31, 2005:

                        Number                   Base Rents
                         of                      in Year of       % of Total
              Year     Tenants   Square Feet    Expiration(a)    Base Rents(b)
             ------   ---------  -----------    -------------    -------------
              1996        25       140,623         $809,669         19.75%
              1997        15        19,722         $147,850          4.47%
              1998        27        92,820         $481,852         17.84%
              1999        15        28,777         $285,759         13.38%
              2000        10        27,208         $168,985          9.45%
              2001         4        15,698         $ 79,077          5.31%
              2002         3         8,223         $ 67,231          4.89%
              2003        11        23,521         $159,154         13.10%
              2004         1         2,913         $ 43,551          4.08%
              2005         7        38,364         $250,037         47.86%

- ------- ------------------------

        (a) Represents the Partnership's portion of base rents to be collected each year on expiring leases.

        (b) Represents the Partnership's portion of base rents to be collected each year on expiring leases as a percentage of the Partnership's portion of the total base rents to be collected on leases existing as of December 31, 1995.

ITEM 3. LEGAL PROCEEDINGS
- ------- -----------------

(a & b) The Partnership and its properties were not a party to, nor the subject of, any material pending legal proceedings, nor were any such proceedings terminated during the quarter ended December 31, 1995. Ordinary routine litigation incidental to the business which is not deemed material was maintained during the quarter ended December 31, 1995.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------- ---------------------------------------------------

(a,b,c & d) None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S EQUITY AND RELATED SECURITY HOLDER
        MATTERS

There has not been, nor is there expected to be, a public market for Units.

As of March 1, 1996, there were 8,809 Holders of Units.

ITEM 6. SELECTED FINANCIAL DATA

                                                                  For the Years Ended December 31,
                                                  -----------------------------------------------------------------
                                                     1995         1994         1993          1992         1991
                                                  -----------  -----------  ------------  -----------  ------------
Total revenues                                    $ 4,877,200  $ 4,604,600  $  4,682,700  $ 5,742,100  $ 6,133,500

Net income (loss)                                 $   173,300  $   434,400  $  1,167,800  $  (194,800) $ 1,966,100

Net income (loss) allocated to Limited Partners   $   276,900  $   532,200  $  1,262,200  $  (199,800) $ 2,066,700

Net income (loss) allocated to Limited
  Partners per Unit (60,000 Units issued
  and outstanding)                                $      4.62  $      8.87  $      21.04  $     (3.33) $     34.45

Total assets                                      $28,553,900  $29,792,600  $ 30,524,900  $30,432,200  $36,630,300

Distributions to Limited Partners per Unit
  (60,000 Units issued and outstanding) (a)       $     25.68  $     23.32  $      13.32  $    102.12  $     32.12

Return of capital to Limited Partners per Unit
  (60,000 Units issued and outstanding) (b)       $     21.06  $     14.45           N/A  $    102.12          N/A

Other data:
Investment in commercial rental properties
  (net of accumulated depreciation and
  amortization)                                   $24,149,000  $25,324,600  $ 25,990,100  $26,455,500  $34,554,400

Number of real property interests
  owned at December 31                                      4            4             4            4            5


  Notes:

    (a) Distributions per Unit to Limited Partners for the year ended December 31, 1992 included Sale Proceeds of $70.00.

    (b) For purposes of this table, return of capital represents either: 1) the amount by which distributions, if any, exceed net income for the respective year or 2) total distributions, if any, when the Partnership incurs a net loss for the respective year. Pursuant to the Partnership Agreement, Capital Investment is only reduced by distributions of Sale Proceeds. Accordingly, return of capital as used in this table does not impact Capital Investment.

The following table is a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by generally accepted accounting principles ("GAAP"):

                                                             For the Years Ended December 31,
                                            -------------------------------------------------------------------
                                               1995          1994          1993          1992          1991
                                            -----------   -----------   -----------   -----------   -----------
Cash Flow (as defined in the Partnership
  Agreement) (a)                            $ 2,443,600   $ 2,069,000   $ 2,346,700   $ 2,953,900   $ 3,302,300

Items of reconciliation:
  Changes in assets and liabilities:
  Decrease (increase) in current assets          79,400        59,500       (29,000)      (21,100)      184,700
  Increase (decrease) in current liabilities     85,600        61,000         7,600        69,000      (110,600)
                                            -----------   -----------   -----------   -----------   -----------
Net cash provided by operating activities   $ 2,608,600   $ 2,189,500   $ 2,325,300   $ 3,001,800   $ 3,376,400
                                            ===========   ===========   ===========   ===========   ===========
Net cash (used for) provided by investing
  activities                                $(1,094,700)  $  (969,200)  $  (713,500)  $ 5,025,000   $  (495,800)
                                            ===========   ===========   ===========   ===========   ===========
Net cash (used for) financing activities    $(1,497,600)  $(1,227,600)  $(1,082,700)  $(6,147,100)  $(2,312,400)
                                            ===========   ===========   ===========   ===========   ===========

    (a) Cash Flow is defined in the Partnership Agreement as Partnership revenues earned from operations (excluding tenant deposits and proceeds from the sale or disposition of any Partnership properties), minus all expenses incurred (including Operating Expenses and any reserves deemed reasonably necessary by the Managing General Partner), except depreciation and amortization expenses and capital expenditures, lease acquisition expenditures and the General Partners' Subordinated Partnership Management Fee.

The above selected financial data should be read in conjunction with the financial statements and the related notes appearing on pages A-1 through A-7 in this report and the supplemental schedule on pages A-8 and A-9.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The ordinary business of the Partnership is expected to pass through three phases: (i) Offering of Units and investment in properties, (ii) operation of properties and (iii) sale or other disposition of properties.

The Partnership commenced the Offering of Units on November 16, 1982 and began operations on January 3, 1983, after reaching the required minimum subscription level. In March, 1983, the Offering was terminated upon the sale of 60,000 Units. During the period of 1983 to 1985 the Partnership purchased a total of six properties, including three 50% joint venture interests.

One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In 1990 the Partnership, in addition to being in the operation of properties phase, entered the disposition phase of its life cycle. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales. Partnership operating results are generally expected to decline as real property interests are sold since the Partnership no longer receives income generated from such real property interests. As of December 31, 1995 the Partnership has sold two real property investments.

The Partnership's three office buildings accounted for 73% of the Partnership's total revenue for the year ended December 31, 1995. Several factors have had an effect on operating performance and market values of the Partnership's office buildings. While occupancy rates have generally continued to gradually improve, the age of the Partnership's office properties and increased competition from newer buildings with higher vacancy has caused rental rates to either decline or remain relatively flat in most instances. 12621 Featherwood ("Featherwood") is occupied by one tenant, whose lease expires in December 1996. It is unknown whether the tenant will vacate the property upon expiration of its lease. Costs to the Partnership of retenanting the property could be substantial.

The General Partner has historically reviewed significant factors regarding the properties, such as those mentioned above, to determine that the properties are carried at lower of cost or fair market value, and where appropriate has made value impairment adjustments. These factors include, but are not limited to 1) recent and/or budgeted operating performance; 2) research of market conditions;
3) economic trends affecting major tenants; 4) economic factors related to the region where the properties are located and 5) when available, recent property appraisals. As a result of the current year review, the Partnership has recorded provisions for value impairment totaling $1,100,000 related to the Partnership's office properties for the year ended December 31, 1995. For more details related to these provisions, see Note 7 of Notes to Financial Statements. The General Partner will continue to evaluate real estate market conditions affecting each of the Partnership's properties, in its efforts to maximize the realization of proceeds on their eventual disposition. The recording of the provisions for value impairment does not impact cash flows as defined by generally accepted accounting principles or Cash Flow (as defined in the Partnership Agreement).

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the years ended December 31, 1995, 1994 and 1993. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                                 Comparative Operating Results
                                              (a)
                                For the Years Ended December 31,
                                ---------------------------------
                                   1995       1994        1993
- -----------------------------------------------------------------
PEACHTREE PALISADES OFFICE BUILDING
Rental revenues                 $1,402,200 $1,249,000  $1,408,600
- -----------------------------------------------------------------
Property net income (loss) (b)  $    9,300 $  (67,700) $  156,500
- -----------------------------------------------------------------
Average occupancy                      84%        80%         83%
- -----------------------------------------------------------------
LAKEWOOD SQUARE SHOPPING CENTER
Rental revenues                 $1,170,100 $1,168,900  $1,121,700
- -----------------------------------------------------------------
Property net income             $  602,500 $  496,600  $  473,000
- -----------------------------------------------------------------
Average occupancy                      91%        84%         85%
- -----------------------------------------------------------------
FOXHALL SQUARE BUILDING
Rental revenues                 $1,574,000 $1,554,700  $1,619,000
- -----------------------------------------------------------------
Property net income (b)         $  483,800 $  449,400  $  429,900
- -----------------------------------------------------------------
Average occupancy                      85%        86%         83%
- -----------------------------------------------------------------
12621 FEATHERWOOD BUILDING
Rental revenues                 $  498,700 $  456,600  $  417,900
- -----------------------------------------------------------------
Property net income (b)         $  154,400 $   94,800  $  248,700
- -----------------------------------------------------------------
Average occupancy                     100%       100%        100%
- -----------------------------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income and general and administrative expenses or are related to properties previously owned by the Partnership.
(b) Property net income (loss) excludes provisions for value impairment which were included in the Statements of Income and Expenses for the years ended December 31, 1995 and 1994 (see Note 7 of Notes to Financial Statements for additional information).

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1995 TO THE YEAR ENDED DECEMBER 31,
1994
Net income for the year ended December 31, 1995 decreased $261,100 when compared to the year ended December 31, 1994. The effects of the provisions for value impairment recorded for the years ended December 31, 1995 and December 31, 1994 of $1,100,000 and $500,000, respectively, had significant impact on the comparison of net income. For additional information see Note 7 of Notes to Financial Statements.

Net income for the year ended December 31, 1995, exclusive of the provisions for value impairment, increased $338,900 when compared to the year ended December 31, 1994. The increase in net income for the years under comparison was primarily due to: 1) improved operating results at all of the Partnership's properties totaling $276,900; 2) increased interest income of $57,900 resulting from an increase in

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED) rates available on the Partnership's short-term investments and 3) decreased general and administrative costs of $4,100 resulting from a decrease in data processing and appraisal fees partially offset by increases in salaries and printing and mailing costs.

Total rental revenues increased $215,700, or 4.9%, for the year ended December 31, 1995, when compared to the year ended December 31, 1994. Rental revenues increased at all of the Partnership's properties due to: 1) increased base rents and tenant expense reimbursements for real estate tax expense at Peachtree Palisades Office Building ("Peachtree") resulting from an increase in occupancy; 2) increased base rents, tenant expense reimbursements and net income from the operations of the parking garage at Foxhall Square Building ("Foxhall"); 3) increased base rents and tenant expense reimbursements for real estate taxes and common area costs charged to the sole tenant at Featherwood and 4) increased base rents at Lakewood Square Shopping Center ("Lakewood") primarily due to an increase in occupancy, partially offset by a decrease in tenant expense reimbursements for real estate taxes due to the receipt of real estate tax refunds for the 1993/1994 and 1994/1995 tax years.

Total real estate tax expense decreased $89,100 for the year ended December 31, 1995 when compared to the year ended December 31, 1994. The decrease was primarily due to the receipt of refunds in 1995 of $27,800 for 1993/1994 and $29,400 for 1994/1995 real estate taxes at Lakewood and $38,700 for 1992 real estate taxes at Peachtree. Also contributing to the decrease was a decrease in real estate taxes at Featherwood resulting from a decrease in both the assessed value and tax rate imposed by the taxing authority. Although the assessed value at Foxhall has decreased and the actual taxes paid in 1995 were lower than in 1994, real estate tax expense was higher in 1995 due to the fact that 1994 included a refund for real estate taxes for the 1992/1993 tax year.

Total property operating expenses for the year ended December 31, 1995 increased $18,800 when compared to the year ended December 31, 1994. The primary factors which caused this increase were: 1) increased personnel costs (due to the hiring of a full time on-site property manager), utilities and professional fees at Peachtree; 2) increased security costs at Peachtree, Featherwood and Lakewood and 3) increased professional fees at Foxhall. Partially offsetting the increase in property operating expenses was a decrease in utilities at Foxhall and a decrease in Affiliated management fees at Lakewood and Foxhall. Although management fee payments were higher in 1995 than 1994, the Affiliated management fees decreased for the comparable periods due to the fact that leasing related costs, which are ordinarily paid to and provided by an Affiliate of the Managing General Partner as part of its property management fee, were paid to outside brokers and the expense was capitalized as lease commissions and amortized over the respective lease terms of new tenants.

Total insurance expense decreased $17,300 for the year ended December 31, 1995, when compared to the year ended December 31, 1994. This decrease was primarily due to lower group rates on the Partnership's combined insurance coverage as a result of a minimal amount of claims made over the past several years.

Total repairs and maintenance expense decreased $9,100 for the year ended December 31, 1995 when compared to the year ended December 31, 1994. The decrease was primarily due to a decrease in repairs to the HVAC system and decreased architectural costs associated with space planning for new and relocating tenants at Peachtree and a decrease in janitorial costs at Foxhall. Partially offsetting the above decrease was increased repairs and maintenance expense at Featherwood resulting from an increase in minor repairs required to maintain the HVAC system and increased expenses associated with patching, resurfacing and striping of the parking lots at Foxhall and Lakewood.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1994 TO THE YEAR ENDED DECEMBER 31,
1993
Net income for the Partnership decreased by $733,400 for the year ended December 31, 1994 when compared to the year ended December 31, 1993. The provision for value impairment recorded for the year ended December 31, 1994 of $500,000 had a significant impact on the comparison of net income. For additional information see Note 7 of Notes to the Financial Statements.

Net income, exclusive of the provision for value impairment, decreased $233,400 for the comparable periods. The significant factors causing the decrease were lower operating results at Peachtree and Featherwood of $224,200 and $153,900, respectively. Partially offsetting the decrease in net income was: 1) improved operating results at Lakewood and Foxhall of $23,600 and $19,500, respectively;
2) increased interest income of $57,800 due to a trend in higher rates earned on short-term investments and 3) decreased general and administrative costs of $10,200 resulting primarily from a decrease in printing and mailing costs.

Rental revenues decreased by $135,900, or 3%, for the year ended December 31, 1994 when compared to the year ended December 31, 1993. The decrease in rental revenues was primarily due to: 1) lower escalation income at Foxhall resulting from overpayments by tenants in prior years as well as changes in tenants' base years caused by lease rollovers, partially offset by an increase in base rents and 2) a decrease in the average annual occupancy rate at Peachtree. Partially offsetting the decrease in rental revenues was: 1) increased rental revenues at Lakewood primarily due to the write-off in 1993 of approximately $51,000 in uncollectible tenant receivables and 2) increased rental revenues at Featherwood due to an increase in base rents resulting from the expiration of the prior tenant's lease, which was on a net basis, as discussed below.

On December 14, 1993, the lease expired for the sole tenant at Featherwood. On December 14, 1993, the Partnership and First Capital Institutional Real Estate, Ltd.--2, an Affiliated partnership, (collectively "FCIRE 1 & 2") entered into a three-year lease agreement with one of the former subtenants to occupy the entire building. The terms of the new lease provided for minimum rents to be earned by FCIRE 1 & 2 of approximately $992,900 per annum throughout the term of the lease, of which the Partnership has a 50% interest. The Partnership's share of total operating expenses, real estate taxes, and repairs and maintenance increased for the year ended December 31, 1994 when compared to the year ended December 31, 1993 due to the assumption of these obligations by the Partnership resulting from the expiration of the prior tenant's lease, which was on a net basis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

Total repairs and maintenance expense increased $144,800 for the year ended December 31, 1994 when compared to the year ended December 31, 1993. The increase was primarily due to: 1) increased repairs and maintenance at Peachtree due to repairs made to the HVAC and fire protection systems and minor tenant improvements; 2) increased repairs and maintenance at Featherwood as discussed above and 3) increased personnel costs at Foxhall resulting from an increase in janitorial payroll.

Total property operating expenses increased $66,100 for the year ended December 31, 1994 when compared to the year ended December 31, 1993. The increase was primarily due to: 1) increased utility expenses at Featherwood for the reasons discussed above and 2) increased personnel costs resulting from increased common area security at Lakewood. Partially offsetting the increase in property operating expenses was decreased promotional and advertising expenditures at Foxhall.

Total real estate tax expense and insurance expense remained relatively flat for the year ended December 31, 1994 when compared to the year ended December 31, 1993.

To increase and/or maintain occupancy levels at the Partnership's properties, the Managing General Partner, through its Affiliated asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenant leases and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers; 5) cold-calling other businesses and tenants in the market area; and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

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

LIQUIDITY AND CAPITAL RESOURCES
A primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. Cash Flow (as defined in the Partnership Agreement) is generally not equal to Partnership net income or cash flow as defined by GAAP, since certain items are treated differently under the Partnership Agreement than under GAAP. The Managing General Partner believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flow as defined by GAAP. The table in Item 6. Selected Financial Data includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as defined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not necessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flows.

Cash Flow (as defined in the Partnership Agreement) for the year ended December 31, 1995 was $2,443,600, a $374,600 increase when compared to the year ended December 31, 1994. This increase was primarily due to the increase in net income, exclusive of depreciation, amortization, and provisions for value impairment for the comparable periods, as previously discussed.

The increase in the Partnership's cash position of $16,300 as of December 31, 1995 when compared to December 31, 1994 was primarily the result of net cash provided by operating activities exceeding payments made for capital and tenant improvements and leasing costs and distributions paid to Limited Partners. Liquid assets of the Partnership as of December 31, 1995 were comprised of undistributed cash from operations retained for working capital purposes.

Net cash provided by operating activities continues to be the Partnership's primary source of funds. Net cash provided by operating activities for the year ended December 31, 1995 was $2,608,600, a $419,100 increase when compared to the year ended December 31, 1994. This increase was primarily due to the increase in net income as previously discussed, and the decrease in other assets due to the receipt of a rebate for a previous purchase at Foxhall in the amount of $155,000, which previously has been included in other assets on the Partnership's balance sheet.

The increase in net cash used for investing activities of $125,500 for the year ended December 31, 1995 when compared to the year ended December 31, 1994 was due to an increase in expenditures for capital and tenant improvements and leasing costs for the Partnership's properties. The Partnership maintains working capital reserves to pay for these types of capital expenditures. During the year ended December 31, 1995, the Partnership spent $1,094,700 for building and tenant improvements and leasing costs and has budgeted to spend approximately $1,164,000 during the year ending December 31, 1996. Included in the 1996 budgeted amount are capital and tenant improvements and leasing costs of approximately $425,000, $374,000, $332,000 and $33,000 at Foxhall, Lakewood, Peachtree and Featherwood, respectively. The Managing General Partner believes these expenditures are necessary to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and prepare the properties for eventual disposition.

The increase in net cash used for financing activities of $270,000 for the year ended December 31, 1995 when compared to the year ended December 31, 1994 was due primarily to an increase in distributions paid to Limited Partners.

The Managing General Partner continues to take a conservative approach to projections of future rental income and to maintain higher levels of cash reserves due to the anticipated capital and tenant improvements and leasing costs necessary to be made at the Partnership's properties during the next several years. As a result of this, cash continues to be retained to supplement working capital reserves. For the year ended December 31, 1995, Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital was $902,800.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this report. See page A-1 "Index of Financial Statements, Schedule and Exhibits."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- --------  --------------------------------------------------

(a)  DIRECTORS
     ---------

     The Partnership has no directors. First Capital Financial Corporation ("FCFC") is the Managing General Partner. The directors of FCFC, as of March 29, 1996, are shown in the table below. Directors serve for one year or until their successors are elected. The next annual meeting of FCFC will be held in June 1996.

           Name                                                Office
           ----                                                ------
     Samuel Zell........................................ Chairman of the Board
     Douglas Crocker II................................. Director
     Sheli Z. Rosenberg................................. Director
     Sanford Shkolnik................................... Director

     Samuel Zell, 54, has been a Director of the Managing General Partner since 1983 (Chairman of the Board since December 1985) and is Chairman of the Board of Great American Management and Investment, Inc. ("Great American"). Mr. Zell is also Chairman of the Board of Equity Financial and Management Company ("EFMC") and Equity Group Investments, Inc. ("EGI"), and is a trustee and beneficiary of a general partner of Equity Holdings Limited, an Illinois Limited Partnership, a privately owned investment partnership. He is also Chairman of the Board of Directors of Anixter International Inc., Falcon Building Products, Inc. and American Classic Voyages Co. He is Chairman of the Board of Trustees of Equity Residential Properties Trust. He is a director of Quality Food Centers, Inc. and Sealy Corporation.
     He is Chairman of the Board of Directors and Chief Executive Officer of Capsure Holdings Corp. and Manufactured Home Communities, Inc. and Co-Chairman of the Board of Revco D.S., Inc. Mr. Zell was President of Madison Management Group, Inc. ("Madison") prior to October 4, 1991. Madison filed for protection under the Federal bankruptcy laws on November 8, 1991.

     Douglas Crocker II, 55, has been President and Chief Executive Officer since December 1992 and a Director since January 1993 of the Managing General Partner. Mr. Crocker has been an Executive Vice President of EFMC since November 1992. Mr. Crocker has been President, Chief Executive Officer and trustee of Equity Residential Properties Trust since March 31, 1993. He was President of Republic Savings Bank, F.S.B. ("Republic") from 1989 to June 1992 at which time the Resolution Trust Company took control of Republic. Mr. Crocker is a member of the Board of Directors of Horizon Group, Inc.

     Sheli Z. Rosenberg, 54, was President and Chief Executive Officer of the Managing General Partner from December 1990 to December 1992 and has been a Director of the Managing General Partner since September 1983; was Executive Vice President and General Counsel for EFMC from October 1980 to November 1994; has been President and Chief Executive Officer of EFMC and EGI since November 1994; has been a Director of Great American since June 1984 and is a director of various subsidiaries of Great American. She is also a director of Anixter International Inc., Capsure Holdings Corp., American Classic Voyages Co., Falcon Building Products, Inc., Jacor Communications, Inc., Revco D.S., Inc., Sealy Corporation and CFI Industries, Inc. She was Chairman of the Board from January 1994 to September 1994; Co-Chairman of the Board from September 1994 until March 1995 of CFI Industries, Inc. She is also a trustee of Equity Residential Properties Trust. Ms. Rosenberg is a Principal of Rosenberg & Liebentritt, P.C., counsel to the Partnership, the Managing General Partner and certain of their Affiliates. Ms. Rosenberg was Vice President of Madison prior to October 4,

- --------  --------------------------------------------------

(a)  DIRECTORS (continued)
     ---------------------

     1991. Madison filed for protection under the Federal bankruptcy laws on November 8, 1991. She has been Vice President of First Capital Benefit Administrators, Inc. ("Benefit Administrators") since July 22, 1987. Benefit Administrators filed for protection under the Federal Bankruptcy laws on January 3, 1995.

     Sanford Shkolnik, 57, has been a Director of the Managing General Partner since December 1985. Mr. Shkolnik has been Executive Vice President of EFMC since 1976. He is Chairman of the Board and Chief Executive Officer of SC Management, Inc., which is general partner of Equity Properties and Development Limited Partnership, a nationally ranked shopping center management company.

(b,c & e)  EXECUTIVE OFFICERS
           ------------------

     The Partnership does not have any executive officers. The executive officers of the Managing General Partner as of March 29, 1996 are shown in the table. All officers are elected to serve for one year or until their successors are elected and qualified.

            Name                                        Office
            ----                                        ------
     Douglas Crocker II.................. President and Chief Executive Officer
     Arthur A. Greenberg................. Senior Vice President
     Norman M. Field..................... Vice President - Finance and Treasurer

     PRESIDENT AND CEO -- See Table of Directors above.

     Arthur A. Greenberg, 55, has been Senior Vice President of the Managing General Partner since August 1986. Mr. Greenberg was Executive Vice President and Chief Financial Officer of Great American from December 1986 to March 1995. Mr. Greenberg also is an Executive Vice President of EFMC since 1971, and President of Greenberg & Pociask, Ltd. He is Senior Vice President since 1989 and Treasurer since 1990 of Capsure Holdings Corp. Mr. Greenberg is a director of American Classic Voyages Co. and Chairman of the Board of Firstate Financial A Savings Bank. Mr. Greenberg was Vice President of Madison prior to October 4, 1991. Madison filed for protection under the Federal bankruptcy laws on November 8, 1991.

     Norman M. Field, 47, has been Vice President of Finance and Treasurer of the Managing General Partner since February 1984, and also served as Vice President and Treasurer of Great American from July 1983 until March 1995. Mr. Field has been Treasurer of Benefit Administrators since July 22, 1987. He also served as Vice President of Madison until October 4, 1991. He was Chief Financial Officer of Equality Specialties, Inc. ("Equality"), subsidiary of Great American, from August 1994 to April 1995. Equality was sold in April 1995.

(d)  FAMILY RELATIONSHIPS
     --------------------

     There are no family relationships among any of the foregoing directors and officers.

(f)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS
     ----------------------------------------

     With the exception of the bankruptcy matters disclosed under Items 10 (a),
     (b), (c) and (e), there are no involvements in certain legal proceedings among any of the foregoing directors and officers.

ITEM 11.  EXECUTIVE COMPENSATION
- --------  ----------------------

(a,b,c & d) As stated in Item 10, the Partnership has no officers or directors. Neither the Managing General Partner, nor any director or officer of the Managing General Partner, received any direct remuneration from the Partnership during the year ended December 31, 1995. However, the Managing General Partner and Affiliates of the Managing General Partner do compensate the directors and officers of the Managing General Partner. For additional information see Item 13 (a) Certain Relationships and Related Transactions.

(e) None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- --------  --------------------------------------------------------------

(a) As of March 1, 1996 no person owned of record or was known by the Partnership to own beneficially more than 5% of the Partnership's 60,000 Units then outstanding.

(b) The Partnership has no directors or executive officers. As of March 1, 1996, the executive officers and directors of First Capital Financial Corporation, the Managing General Partner, as a group, did not own any Units.


(c) None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------  ----------------------------------------------

(a) On February 23, 1993, First Capital Properties Corporation changed its name to First Capital Financial Corporation.

Certain Affiliates of the Managing General Partner, provide leasing, property management and supervisory services to the Partnership. Compensation for these property management services may not exceed 6% of the gross receipts from the property being managed where the Managing General Partner or Affiliates provide leasing, re-leasing, or leasing related services, or 3% of gross receipts where the Managing General Partner or Affiliates do not perform leasing, re-leasing or leasing related services. For the year ended December 31, 1995, these Affiliates were entitled to supervisory and property management and leasing fees of approximately $168,100. In addition, other Affiliates of the Managing General Partner were entitled to compensation and reimbursement of approximately $93,400 from the Partnership for insurance, personnel, and other miscellaneous services. Services of Affiliates shall be on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons. As of December 31, 1995, total fees and reimbursements of $21,900 were due to Affiliates.

Jacor Communications, Inc. ("Jacor"), a radio broadcasting company, of which an approximate 65% interest is owned by Zell Chilmark Fund L.P., an Affiliate of the Managing General Partner, is obligated to the Partnership under a lease for office space at Peachtree. During the year ended December 31, 1995, Jacor paid rent of $59,800. The rent paid by Jacor is comparable to that paid by other tenants at Peachtree.

As of December 31, 1995, the Partnership has a recorded liability in the total amount of $403,000 payable to the Managing General Partner for real estate commissions earned in connection with the sale of Partnership properties. Under the terms of the Partnership Agreement, these commissions will not be paid until such time as Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution plus a cumulative return

- --------  -----------------------------------------------------------

(including all Cash Flow which has been distributed to the Limited Partners from the initial date of investment) of 6% simple interest per annum on their Capital Investment from the initial date of investment.

In accordance with the Partnership Agreement, subsequent to March 31, 1983, the Termination of the Offering, the General Partners are entitled to 10% of distributable Cash Flow (as defined by the Partnership Agreement) as their Subordinated Partnership Management Fee, provided that Limited Partners first receive specified non-cumulative annual rates of return on their Capital Investment.

In accordance with the Partnership Agreement, Net Profits (exclusive of depreciation and Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners' Subordinated Partnership Management Fee or 1% of such Net Profits; second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners, in an amount equal to the aggregate amount of depreciation previously allocated to them; second, to the General Partners and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; third, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and fourth, the balance, if any, to the Limited Partners. Net Losses (exclusive of depreciation and Net Losses from the sale or disposition of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. All depreciation is allocated 10% to the General Partners and 90% to the Limited Partners. Net Losses from the sale or disposition of Partnership properties are allocated: first, to the extent that the balance in the General Partners' capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale or disposition of a Partnership property. The General Partners were not entitled to cash distributions but were allocated a Net (Loss) of $(103,600) which included a (loss) from provisions for value impairment of $(11,000) for the year ended December 31, 1995.

(b) Rosenberg & Liebentritt, P.C. ("Rosenberg"), serves as legal counsel to the Partnership, the Managing General Partner and certain of their Affiliates. Sheli
Z. Rosenberg, President and Chief Executive Officer of the Managing General Partner from December 1990 to December 1992 and a director of the Managing General Partner since September 1983, is a Principal of Rosenberg. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could have been obtained from unaffiliated persons. Total legal fees paid to Rosenberg for the year ended December 31, 1995 were $37,600.

(c) No management person is indebted to the Partnership.

(d) None.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
- --------  ----------------------------------------------------------------

(a,c & d) (1,2 & 3) See Index of Financial Statements, Schedule and Exhibits on page A-1 of Form 10-K.

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K for the quarter ended December 31, 1995.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 1

                               BY:  FIRST CAPITAL FINANCIAL CORPORATION
                                    MANAGING GENERAL PARTNER


Dated: March 29, 1996          By:  /s/          DOUGLAS CROCKER II
      -------------------           --------------------------------------------
                                                 DOUGLAS CROCKER II
                                        President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ SAMUEL  ZELL             March 29, 1996      Chairman of the Board and
- -----------------------      --------------      Director of the Managing
    SAMUEL  ZELL                                 General Partner


/s/ DOUGLAS CROCKER II       March 29, 1996      President, Chief Executive
- -----------------------      --------------      Officer and Director of the
    DOUGLAS CROCKER II                           Managing General Partner


/s/ SHELI Z. ROSENBERG       March 29, 1996      Director of the Managing
- -----------------------      --------------      General Partner
    SHELI Z. ROSENBERG


/s/ SANFORD  SHKOLNIK        March 29, 1996      Director of the Managing
- -----------------------      --------------      General Partner
    SANFORD  SHKOLNIK


/s/ NORMAN M. FIELD          March 29, 1996      Vice President - Finance and
- -----------------------      --------------      Treasurer
    NORMAN M. FIELD

             INDEX OF FINANCIAL STATEMENTS, SCHEDULE AND EXHIBITS

               FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT


                                                                        Pages
                                                                      ----------
Report of Independent Auditors                                           A-2

Balance Sheets at December 31, 1995 and 1994                             A-3

Statements of Partners' Capital for the Years Ended
  December 31, 1995, 1994, and 1993                                      A-3


Statements of Income and Expenses for the Years Ended
  December 31, 1995, 1994, and 1993                                      A-4

Statements of Cash Flows for the Years Ended
  December 31, 1995, 1994, and 1993                                      A-4

Notes to Financial Statements                                         A-5 to A-7

SCHEDULE FILED AS PART OF THIS REPORT

III -- Real Estate and Accumulated Depreciation as of
December 31, 1995                                                     A-8 to A-9

All other schedules have been omitted as inapplicable, or for the reason that the required information is shown in the financial statements or notes thereto.

EXHIBITS FILED AS PART OF THIS REPORT

EXHIBITS (3 & 4) First Amended and Restated Certificate and Agreement of Limited Partnership as set forth on pages A-1 through A-29 of the Partnership's definitive Prospectus dated October 25, 1982; Registration Statement No. 2-79092, filed pursuant to Rule 424 (b), is incorporated herein by reference. The Partnership agreement as filed has subsequently been amended to reflect the admission, withdrawal and substitution of Limited Partners, the reduction of Limited Partners' Capital Contributions, and the withdrawal of an individual General Partner.

EXHIBIT (10) Lease Agreement for a tenant that occupies more than 10% of the net leasable square footage of one of the Partnership's properties.

EXHIBIT (13) Annual Report to Security Holders

The 1994 Annual Report to Limited Partners is being sent under separate cover, not as a filed document and not via EDGAR, for the information of the Commission.

EXHIBIT (27) Financial Data Schedule

                        REPORT OF INDEPENDENT AUDITORS


Partners
First Capital Institutional Real Estate, Ltd. - 1
Chicago, Illinois


We have audited the accompanying balance sheets of First Capital Institutional Real Estate, Ltd. - 1 as of December 31, 1995 and 1994, and the related statements of income and expenses, partners' capital and cash flows for each of the three years in the period ended December 31, 1995, and the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Institutional Real Estate, Ltd. - 1 at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                 Ernst & Young LLP


Chicago, Illinois
March 1, 1996

BALANCE SHEETS
December 31, 1995 and 1994
(All dollars rounded to nearest 00s)

                                                    1995         1994
- --------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                            $ 5,501,700  $ 5,501,700
 Buildings and improvements                       30,584,800   30,590,100
                                                  36,086,500   36,091,800
 Accumulated depreciation and amortization       (11,937,500) (10,767,200)
- --------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                   24,149,000   25,324,600
Cash and cash equivalents                          4,254,900    4,238,600
Rents receivable                                     149,800       67,300
Other assets                                             200      162,100
- --------------------------------------------------------------------------
                                                 $28,553,900  $29,792,600
- --------------------------------------------------------------------------

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
 Accounts payable and accrued expenses           $   432,500  $   363,000
 Due to Affiliates                                    21,900       44,700
 Real estate commissions due to Managing General
  Partner                                            403,000      403,000
 Security deposits                                   145,800      138,000
 Distributions payable                               385,200      349,800
 Other liabilities                                   109,000       70,100
- --------------------------------------------------------------------------
                                                   1,497,400    1,368,600
- --------------------------------------------------------------------------
Partners' (deficit) capital:
 General Partners                                   (359,300)    (255,700)
 Limited Partners (60,000 Units issued and
  outstanding)                                    27,415,800   28,679,700
- --------------------------------------------------------------------------
                                                  27,056,500   28,424,000
- --------------------------------------------------------------------------
                                                 $28,553,900  $29,792,600
- --------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the years ended December 31, 1995, 1994 and 1993
(All dollars rounded to nearest 00s)

                                            General     Limited
                                           Partners    Partners       Total
- -------------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1993                           $ (63,500) $29,083,700  $29,020,200
Net (loss) income for the
 year ended December 31, 1993                (94,400)   1,262,200    1,167,800
Distributions for the year ended December
 31, 1993                                                (799,200)    (799,200)
- -------------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1993                          (157,900)  29,546,700   29,388,800
Net (loss) income for the
 year ended December 31, 1994                (97,800)     532,200      434,400
Distributions for
 the year ended December 31, 1994                      (1,399,200)  (1,399,200)
- -------------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1994                          (255,700)  28,679,700   28,424,000
Net (loss) income for the
 year ended December 31, 1995               (103,600)     276,900      173,300
Distributions for the year ended December
 31, 1995                                              (1,540,800)  (1,540,800)
- -------------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1995                         $(359,300) $27,415,800  $27,056,500
- -------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the years ended December 31, 1995, 1994 and 1993
(All dollars rounded to nearest 00s except per Unit amounts)

                                             1995        1994        1993
- -----------------------------------------------------------------------------
Income:
 Rental                                   $4,644,000  $4,429,300  $4,565,200
 Interest                                    233,200     175,300     117,500
- -----------------------------------------------------------------------------
                                           4,877,200   4,604,600   4,682,700
- -----------------------------------------------------------------------------
Expenses:
 Depreciation and amortization             1,170,300   1,134,600   1,178,900
 Property operating:
  Affiliates                                 199,200     221,900     251,400
  Nonaffiliates                              950,500     909,000     813,400
 Real estate taxes                           344,000     433,100     427,500
 Insurance--Affiliate                         46,300      63,600      70,300
 Repairs and maintenance                     685,300     694,400     549,600
 General and administrative:
  Affiliates                                  47,300      37,000      30,100
  Nonaffiliates                              161,000     176,600     193,700
 Provisions for value impairment           1,100,000     500,000
- -----------------------------------------------------------------------------
                                           4,703,900   4,170,200   3,514,900
- -----------------------------------------------------------------------------
Net income                                $  173,300  $  434,400  $1,167,800
- -----------------------------------------------------------------------------
Net (loss) allocated to General Partners  $ (103,600) $  (97,800) $  (94,400)
- -----------------------------------------------------------------------------
Net income allocated to Limited Partners  $  276,900  $  532,200  $1,262,200
- -----------------------------------------------------------------------------
Net income allocated to Limited Partners
 per Unit (60,000 Units outstanding)      $     4.62  $     8.87  $    21.04
- -----------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the years ended December 31, 1995, 1994 and 1993
(All dollars rounded to nearest 00s)

                                                  1995        1994        1993
- ----------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                    $  173,300  $  434,400  $1,167,800
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                 1,170,300   1,134,600   1,178,900
  Provisions for value impairment               1,100,000     500,000
  Changes in assets and liabilities:
   (Increase) decrease in rents receivable        (82,500)    179,300     (85,000)
   Decrease (increase) in other assets            161,900    (119,800)     56,000
   Increase in accounts payable and accrued
    expenses                                       69,500      41,500      62,300
   (Decrease) increase in due to Affiliates       (22,800)     16,000      (9,400)
   Increase (decrease) in other liabilities        38,900       3,500     (45,300)
- ----------------------------------------------------------------------------------
    Net cash provided by operating activities   2,608,600   2,189,500   2,325,300
- ----------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements  (1,094,700)   (969,200)   (713,500)
- ----------------------------------------------------------------------------------
    Net cash (used for) investing activities   (1,094,700)   (969,200)   (713,500)
- ----------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                (1,505,400) (1,249,100) (1,081,200)
 Increase (decrease) in security deposits           7,800      21,500      (1,500)
- ----------------------------------------------------------------------------------
    Net cash (used for) financing activities   (1,497,600) (1,227,600) (1,082,700)
- ----------------------------------------------------------------------------------
Net increase (decrease) in cash and cash
 equivalents                                       16,300      (7,300)    529,100
Cash and cash equivalents at the beginning of
 the year                                       4,238,600   4,245,900   3,716,800
- ----------------------------------------------------------------------------------
Cash and cash equivalents at the end of the
 year                                          $4,254,900  $4,238,600  $4,245,900
- ----------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DEFINITION OF SPECIAL TERMS:
Capitalized terms used in this report have the same meaning as those terms in the Partnership's Registration Statement filed with the Securities and Exchange Commission on Form S-11. Definitions of these terms are contained in Article III of the First Amended and Restated Certificate and Agreement of Limited Partnership, which is included in the Registration Statement and incorporated herein by reference.

ORGANIZATION:
The Partnership was formed on June 6, 1982, by the filing of a Certificate and Agreement of Limited Partnership with the Department of State of the State of Florida, and commenced the Offering of Units on November 16, 1982. The Certificate and Agreement, as amended and restated, authorized the sale to the public of up to 50,000 Units (with the Managing General Partner's option to increase to 60,000 Units) and not less than 1,300 Units. On January 3, 1983, the required minimum subscription level was reached and the Partnership operations commenced. The Managing General Partner exercised its option to increase the Offering to 60,000 Units, which amount was sold prior to the Termination of the Offering in March 1983. The Partnership was formed to invest primarily in existing, improved, income-producing commercial real estate.

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

The preparation of the Partnership's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Managing General Partner periodically reviews significant factors regarding the properties to determine that the properties are carried at lower of cost or fair market value. These factors include, but are not limited to, the Managing General Partner's experience in the real estate industry, an evaluation of recent operating performance against expected results, economic trends or factors affecting major tenants or the regions in which the properties are located and, where available, information included in recent appraisals of properties.

Based on this analysis, where it is anticipated that the carrying value of an investment property will not be recovered, the Managing General Partner has deemed it appropriate to reduce the basis of the properties for financial reporting purposes to fair market value. Such fair market value is the Managing General Partner's best estimate of the amounts expected to be realized were such properties sold as of the Balance Sheet date, based on current information available. The ultimate realization may differ from these amounts. Provisions, where applicable, are reflected in the accompanying Statements of Income and Expenses in the year such evaluations have been made. See Note 7 for additional information.

Property sales or dispositions are recorded when title transfers and sufficient consideration has been received by the Partnership. Upon disposition, the related costs and accumulated depreciation are removed from the respective accounts. Any gain or loss on disposition is recognized in accordance with generally accepted accounting principles.

Cash equivalents are considered all highly liquid investments with an original maturity of three months or less when purchased.

The Partnership's financial statements include financial instruments, including receivables and trade liabilities. The fair value of all financial instruments, including cash and cash equivalents, was not materially different from their carrying value at December 31, 1995 and 1994.

Certain reclassifications have been made to the previously reported 1994 and 1993 statements in order to provide comparability with the 1995 statements. These reclassifications have no effect on net (loss) income or Partners' (deficit) capital.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to March 31, 1983, the Termination of the Offering, the General Partners are entitled to 10% of distributable Cash Flow (as defined by the Partnership Agreement) as their Subordinated Partnership Management Fee, provided that Limited Partners first receive specified non-cumulative annual rates of return on their Capital Investment.

In accordance with the Partnership Agreement, Net Profits (exclusive of depreciation and Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners' Subordinated Partnership Management Fee or 1% of such Net Profits; second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners, in an amount equal to the aggregate amount of depreciation previously allocated to them; second, to the General Partners and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; third, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and fourth, the balance, if any, to the Limited Partners. Net Losses (exclusive of depreciation and Net Losses from the sale or disposition of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. All depreciation is allocated 10% to the General Partners and 90% to the Limited Partners. Net Losses from the sale or disposition of Partnership properties are allocated: first, to the extent that the balance in the General Partners' capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital acount balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale or disposition of a Partnership property. The General Partners were not entitled to cash distributions for the years ended December 31, 1995, 1994 and 1993. During the year ended December 31, 1995, the General Partners were allocated a Net (Loss) of $(103,600) which included a (loss) from provisions for value impairment of $(11,000). During the year ended December 31, 1994, the General Partners were allocated a Net (Loss) of $(97,800), which included a (loss) from provision for value impairment of $(5,000). For the year ended December 31, 1993, the General Partners were allocated a Net (Loss) of $(94,400).

Affiliates of the Managing General Partner provide property management services to the Partnership. They receive management fees ranging from 1% to 6% of rents collected plus reimbursement of specified costs.

Fees and reimbursements paid and payable by the Partnership to Affiliates for the years ended December 31, 1995, 1994 and 1993 were as follows:

                                  1995             1994             1993
                            ---------------- ---------------- ----------------
                              Paid   Payable   Paid   Payable   Paid   Payable
- ------------------------------------------------------------------------------
Property management and
 leasing fees               $195,400 $13,000 $179,200 $40,300 $247,400 $19,600
Reimbursement of property
 insurance premiums, at
 cost                         46,300           61,700           58,300
Reimbursement of expenses,
 at cost:
 --Accounting                 18,600   5,900   19,800   2,000   17,600   2,100
 --Investor communication     23,200   3,000   14,900   2,400   11,300   1,100
 --Legal                      37,600           38,400           31,300   5,900
- ------------------------------------------------------------------------------
                            $321,100 $21,900 $314,000 $44,700 $365,900 $28,700
- ------------------------------------------------------------------------------

As of December 31, 1995, the Partnership has recorded a liability in the total amount of $403,000 payable to the Managing General Partner for real estate commissions earned in connection with the sale of Partnership properties in prior years. Under the terms of the Partnership Agreement, these commissions will not be paid until such time as Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution plus a cumulative return (including all Cash Flow which has been distributed to the Limited Partners from the initial date of investment) of 6% simple interest per annum on their Capital Investment from the initial date of investment.

Jacor Communications, Inc. ("Jacor"), a radio broadcasting company, which is approximately 65% owned by Zell Chilmark Fund L.P., an Affiliate of the Managing General Partner, is obligated to the Partnership under a lease for office space at Peachtree Palisades Office Building for the year ended December 31, 1995, Jacor paid approximately $59,800 in total rents. The rents paid by Jacor are comparable to those paid by other tenants at Peachtree Palisades Office Building.

3. FUTURE MINIMUM RENTALS:

The Partnership's share of future minimum rental income due on noncancelable leases as of December 31, 1995 was as follows:

                    1996        $ 4,098,700
                    1997          3,309,300
                    1998          2,701,400
                    1999          2,136,100
                    2000          1,788,900
                    Thereafter    7,247,200
                             --------------
                                $21,281,600
                             --------------

The Partnership is subject to the usual business risks associated with the collection of the above-scheduled rentals. In addition to the amounts scheduled above, the Partnership expects to receive rental revenue from operating expense and real estate tax reimbursements and percentage rents. Percentage rents earned for the years ended December 31, 1995, 1994 and 1993 were $30,800, $22,800 and $4,400, respectively.

4. NET LEASE AGREEMENT:

The Partnership acquired the 12621 Featherwood Building, formerly known as Houston Lighting and Power Building, under a net lease agreement with a single tenant (the "Tenant"). The Tenant was responsible for the maintenance and operating expenses of the property and the payment of real estate taxes and insurance costs. On December 14, 1993, the Tenant's lease expired. The Partnership received a final payment for amounts due under the net lease agreement in January 1994. On December 14, 1993, the Partnership executed a three-year gross lease with a former subtenant (the "Lessee"). Amounts due under this lease for 1996 are included in Note 3.

5. INCOME TAX:

The Partnership utilizes the accrual basis of accounting for both tax reporting and financial statement purposes. Financial statement results will differ from tax results due to the use of differing depreciation lives and methods, the recognition of rents received in advance as taxable income, the use of differing methods in computing the gain on sale of property and the Partnership's provision for value impairment. The net effect of these accounting differences for the year ended December 31, 1995 was that net income for tax reporting purposes was less than the net income for financial statement purposes by $574,000. The aggregate cost of commercial rental properties for federal income tax purposes at December 31, 1995 was $39,796,600.

6. MANAGEMENT AGREEMENT:

On-site management for the Lakewood Square Shopping Center is provided by an independent real estate management company for fees calculated as a percentage of gross rents received from the property.

An Affiliate of the Managing General Partner provides supervisory management for this property for fees calculated as a percentage of gross rents received from this property.

7. PROVISIONS FOR VALUE IMPAIRMENT:

Due to regional factors and other matters affecting the Partnership's office properties, there is uncertainty as to the Partnership's ability to recover the net carrying value of certain of its properties during the remaining estimated holding periods. Accordingly, it was deemed appropriate to reduce the bases of such properties in the Partnership's financial statements during the years ended December 31, 1995 and 1994. The provisions for value impairment were considered non-cash for the purposes of the Statements of Cash Flows and were not utilized in the determination of Cash Flow (as defined in the Partnership Agreement). The following is a summary of the provisions for value impairment reported by the Partnership for the years ended December 31, 1995 and 1994.

                 Property            1995      1994
                         ----------------------------
                 12621
                  Featherwood     $  300,000 $500,000
                 Peachtree
                  Palisades          600,000
                 Foxhall Square      200,000
                         ----------------------------
                                  $1,100,000 $500,000
                         ----------------------------

The provisions for value impairment were material fourth quarter adjustments pursuant to Accounting Principles Board Opinion No. 28, "Interim Financial Reporting". No other material adjustments were made in the fourth quarters.

Beginning on January 1, 1996, the Partnership will adopt the Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Standard"). The Standard established guidance for determining if the value defined assets are impaired, and if so, how impairment losses should be measured and reported in the financial standared. The Standard is effective for fiscal years beginning after December 15, 1995. The Managing General Partner believes that based on current circumstances, the adoption on January 1, 1996 of the Standard will not materially affect the Partnership's financial position or results of operations.

               FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 1

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1995

    Column              Column                Column                        Column                    Column   Column Column Column
       A                   C                     D                             E                         F        G     H      I
- ---------------- ---------------------- --------------------  ------------------------------------  -----------  ----  ----  -------
                                                                                                                            Life on
                                                                                                                           which de-
                                         Costs capitalized                                                                preciation
                    Initial cost to          subsequent              Gross amount at which                                 in latest
                       Partnership         to acquisition          carried at close of period                                income
                 ---------------------- --------------------  ------------------------------------    Accum-     Date        state-
                             Buildings                                   Buildings                    ulated   of con- Date   ments
                              and Im-    Improve-   Carrying              and Im-                    Deprecia-  struc-  Ac-  is com-
  Description       Land    provements    ments     Costs(1)     Land    provements    Total(2)(3)   tion (2)    tion quired  puted
- ---------------- ---------- ----------- ----------  --------  ---------- -----------   -----------  -----------  ----  ----  -------
SHOPPING CENTER:
Lakewood Square
 Shopping Center
 (Lakewood, CA)                                                                                                                35(4)
 (50% interest)  $2,652,800 $ 7,988,700 $  444,600  $ 40,200  $2,652,800 $ 8,473,500   $11,126,300  $ 2,664,000  1982  5/84  2-10(5)
OFFICE BUILDINGS:
Foxhall Square
 Building
 (Washington, D.C.)                                                                                                            35(4)
 (50% interest)   2,351,100   5,893,400  2,011,400   188,500   2,351,100   7,893,300(6) 10,244,400    3,018,000  1972  6/84  1-10(5)

Peachtree Palisades
 Office Building                                                                                                               35(4)
 (Atlanta, GA)       (7)      8,273,500  4,111,700    46,400      (7)     11,831,600(8) 11,831,600    4,965,200  1965  9/83  1-10(5)

12621 Featherwood
 Building
 (Houston, TX)
 (50% interest)     497,800   5,037,700     91,300    57,400     497,800   2,386,400(9)  2,884,200    1,290,300  1983  1/85    35(4)
                 ---------- ----------- ----------  --------  ---------- -----------   -----------  -----------
                 $5,501,700 $27,193,300 $6,659,000  $332,500  $5,501,700 $30,584,800   $36,086,500  $11,937,500
                 ========== =========== ==========  ========  ========== ===========   ===========  ===========

Column B - Not Applicable.


                   See accompanying notes on following page.

              FIRST CAPITAL INSTITUTIONAL REAL ESTATE , LTD. - 1

                             NOTES TO SCHEDULE III

Note 1. Consists of legal fees, appraisal fees, title costs and other related professional fees.

Note 2. The following is a reconciliation of activity in columns E and F:

                               December 31, 1995             December 31, 1994             December 31, 1993
                           --------------------------    --------------------------    --------------------------
                                          Accumulated                   Accumulated                   Accumulated
                              Cost       Depreciation       Cost       Depreciation       Cost       Depreciation
                           -----------   ------------    -----------   ------------    -----------    -----------
Balance at
  beginning of year        $36,091,800    $10,767,200    $35,622,600    $ 9,632,500    $34,909,100    $8,453,600

  Additions during
    year:

    Improvements             1,094,700                       969,200                       713,500

    Provision for
      depreciation
      and amortization                      1,170,300                     1,134,700                    1,178,900

  Deductions
    during year:

    Provisions for value
      impairment            (1,100,000)                     (500,000)
                           -----------    -----------    -----------    -----------    -----------    ----------
Balance at
  end of year              $36,086,500    $11,937,500    $36,091,800    $10,767,200    $35,622,600    $9,632,500
                           ===========    ===========    ===========    ===========    ===========    ==========

Note 3. The aggregate cost for Federal income tax purposes as of December 31, 1995 was $39,796,600.

Note 4. Estimated useful life for building.

Note 5. Ranges of estimated useful life for improvements.

Note 6. Includes provision for value impairment of $200,000.

Note 7. The Partnership leases the land on which this property is situated. The lease expires on December 31, 2021.

Note 8. Includes provision for value impairment of $600,000.

Note 9. Includes provisions for value impairment of $2,800,000.