Form 10-Q
period 1996-03-31
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 1
filed 1996-05-13
CIK 730212

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549-1004


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended             March 31, 1996
                          ------------------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                      to
                                    ---------------------   --------------------

     Commission File Number:                       0-12538
                             ---------------------------------------------------


               FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 1
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Florida                                              59-2197264
- -------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

Two North Riverside Plaza, Suite 950, Chicago, Illinois           60606-2607
- -------------------------------------------------------      -------------------
(Address of principal executive offices)                          (Zip Code)

                                (312)  207-0020
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                  March 31,
                                                    1996      December 31,
                                                 (Unaudited)      1995
- --------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                            $ 5,501,700  $ 5,501,700
 Buildings and improvements                       30,605,000   30,584,800
- --------------------------------------------------------------------------
                                                  36,106,700   36,086,500
Accumulated depreciation and amortization        (12,217,900) (11,937,500)
- --------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                   23,888,800   24,149,000
Cash and cash equivalents                          4,319,900    4,254,900
Rents receivable                                     151,300      149,800
Other assets                                           4,200          200
- --------------------------------------------------------------------------
                                                 $28,364,200  $28,553,900
- --------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses           $   300,100  $   432,500
 Due to Affiliates                                    57,600       21,900
 Real estate commissions due to Managing General
  Partner                                            403,000      403,000
 Distributions payable                               420,000      385,200
 Security deposits                                   148,400      145,800
 Other liabilities                                    79,700      109,000
- --------------------------------------------------------------------------
                                                   1,408,800    1,497,400
- --------------------------------------------------------------------------
Partners' capital:
 General Partners (deficit)                         (381,300)    (359,300)
 Limited Partners (60,000 Units issued and
  outstanding)                                    27,336,700   27,415,800
- --------------------------------------------------------------------------
                                                  26,955,400   27,056,500
- --------------------------------------------------------------------------
                                                 $28,364,200  $28,553,900
- --------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the quarter ended March 31, 1996 (Unaudited) and the year ended December 31, 1995
(All dollars rounded to nearest 00s)

                                            General     Limited
                                           Partners    Partners       Total
- -------------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1995                           $(255,700) $28,679,700  $28,424,000
Net (loss) income for the year ended
 December 31, 1995                          (103,600)     276,900      173,300
Distributions for the year ended December
 31, 1995                                              (1,540,800)  (1,540,800)
- -------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1995                                       (359,300)  27,415,800   27,056,500
Net (loss) income for the quarter ended
 March 31, 1996                              (22,000)     340,900      318,900
Distributions for the quarter ended
 March 31, 1996                                          (420,000)    (420,000)
- -------------------------------------------------------------------------------
Partners' (deficit) capital,
 March 31, 1996                            $(381,300) $27,336,700  $26,955,400
- -------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended March 31, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1996        1995
- --------------------------------------------------------------------------
Income:
 Rental                                            $1,217,000  $1,267,000
 Interest                                              51,500      56,500
- --------------------------------------------------------------------------
                                                    1,268,500   1,323,500
- --------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                        280,400     295,400
 Property operating:
  Affiliates                                           73,300      69,900
  Nonaffiliates                                       249,700     274,800
 Real estate taxes                                     92,500     132,200
 Insurance--Affiliate                                  15,100      15,700
 Repairs and maintenance                              173,200     155,100
 General and administrative:
  Affiliates                                           11,000      13,400
  Nonaffiliates                                        54,400      45,400
- --------------------------------------------------------------------------
                                                      949,600   1,001,900
- --------------------------------------------------------------------------
Net income                                         $  318,900  $  321,600
- --------------------------------------------------------------------------
Net (loss) allocated to General Partners           $  (22,000) $  (23,400)
- --------------------------------------------------------------------------
Net income allocated to Limited Partners           $  340,900  $  345,000
- --------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (60,000 Units outstanding)                        $     5.68  $     5.75
- --------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s)

                                                          1996        1995
- ------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                            $  318,900  $  321,600
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                           280,400     295,400
  Changes in assets and liabilities:
   (Increase) in rents receivable                          (1,500)    (67,500)
   (Increase) decrease in other assets                     (4,000)        100
   (Decrease) increase in accounts payable and accrued
    expenses                                             (132,400)      1,200
   Increase in due to Affiliates                           35,700      46,400
   (Decrease) increase in other liabilities               (29,300)     10,900
- ------------------------------------------------------------------------------
    Net cash provided by operating activities             467,800     608,100
- ------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements             (20,200)   (115,100)
- ------------------------------------------------------------------------------
    Net cash (used for) investing activities              (20,200)   (115,100)
- ------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                          (385,200)   (349,800)
 Increase in security deposits                              2,600       6,900
- ------------------------------------------------------------------------------
    Net cash (used for) financing activities             (382,600)   (342,900)
- ------------------------------------------------------------------------------
Net increase in cash and cash equivalents                  65,000     150,100
Cash and cash equivalents at the beginning of the
 period                                                 4,254,900   4,238,600
- ------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period     $4,319,900  $4,388,700
- ------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 1996
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter ended March 31, 1996, are not necessarily indicative of the operating results for the year ending December 31, 1996.

The financial statements include the Partnership's 50% interest in three joint ventures with Affiliated partnerships. These joint ventures were formed for the purpose of each acquiring a 100% interest in certain real property and are operated under the common control of the Managing General Partner. Accordingly, the Partnership's pro rata share of the ventures' revenues, expenses, assets, liabilities and Partners' capital was included in the financial statements.

Commercial rental properties held for investment are recorded at cost, net of any provisions for value impairment, and depreciated (exclusive of amounts, if any, allocated to land and value impairments) on the straight-line method over their estimated useful lives. Upon classifying a commercial rental property as held for disposition, no depreciation or amortization of such property is provided in the financial statements. Lease acquisition fees are recorded at cost and amortized over the life of the lease. Maintenance and repair costs are expensed against operations as incurred; expenditures for improvements are capitalized to the appropriate property accounts and depreciated over the estimated life of the improvements.

During the first quarter of 1996, the Partnership adopted the Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Standard"). The Standard established guidance for determining if the value of defined assets are impaired, and if so, how impairment losses should be measured and reported in the financial statements. The Standard also addressed the accounting for long-lived assets that are expected to be disposed of. The adoption of the Standard did not have a material effect on the Partnership's financial statements.

Cash equivalents are considered all highly liquid investments with maturity of three months or less when purchased.

Certain reclassifications have been made to the previously reported 1995 statements in order to provide comparability with the 1996 statements. These reclassifications have no effect on net income or Partners' (deficit) capital.

Reference is made to the Partnership's annual report for the year ended December 31, 1995 for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to March 31, 1983, the Termination of the Offering, the General Partners are entitled to 10% of distributable Cash Flow (as defined in the Partnership Agreement) as their Subordinated Partnership Management Fee, provided that Limited Partners first receive specified non-cumulative annual rates of return on their Capital Investment. For the quarter ended March 31, 1996, the General Partners were not entitled to any cash distributions.

In accordance with the Partnership Agreement, Net Profits (exclusive of depreciation and Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners' Subordinated Partnership Management Fee or 1% of such Net Profits; second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners, in an amount equal to the aggregate amount of depreciation previously allocated to them; second, to the General Partners and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; third, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and fourth, the balance, if any, to the Limited Partners. Net Losses (exclusive of depreciation and Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. All depreciation is allocated 10% to the General Partners and 90% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners' capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital acount balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the quarter ended March 31, 1996, the General Partners were allocated a Net Loss of $22,000.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter ended March 31, 1996 were as follows:

                                                        Paid   Payable
- ----------------------------------------------------------------------
Property management and leasing fees                   $44,800 $36,900
Reimbursement of property insurance premiums, at cost     None  15,100
Reimbursement of expenses, at cost:
 --Accounting                                            8,400   3,300
 --Investor communication                                5,100   2,300
 --Legal                                                 5,100    None
 --Other                                                   800    None
- ----------------------------------------------------------------------
                                                       $64,200 $57,600
- ----------------------------------------------------------------------

As of March 31, 1996, the Partnership owed approximately $403,000 to the Managing General Partner for real estate commissions earned in connection with the sales of Partnership properties. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, the Partnership will not pay the General Partners or any Affiliates a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Financing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial date of investment) of 6% simple interest per annum on their Capital Investment from the initial date of investment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reference is made to the Partnership's annual report for the year ended December 31, 1995, for a discussion of the Partnership's business.

OPERATIONS
The table below is a recap of the Partnership's share of certain operating results of each of its remaining properties for the quarters ended March 31, 1996 and 1995. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                         Comparative
                      Operating Results
                         (a) For the
                       Quarters Ended
                      3/31/96    3/31/95
- ------------------------------------------
PEACHTREE PALISADES OFFICE BUILDING
Rental revenues      $ 349,200  $ 398,500
- ------------------------------------------
Property net (loss)  $ (14,300) $  (2,800)
- ------------------------------------------
Average occupancy          90%        93%
- ------------------------------------------
LAKEWOOD SQUARE SHOPPING CENTER (50%)
Rental revenues      $ 326,600  $ 312,800
- ------------------------------------------
Property net income  $ 154,000  $ 157,700
- ------------------------------------------
Average occupancy          96%        83%
- ------------------------------------------
FOXHALL SQUARE BUILDING (50%)
Rental revenues      $ 413,900  $ 425,400
- ------------------------------------------
Property net income  $ 144,800  $ 125,100
- ------------------------------------------
Average occupancy          84%        85%
- ------------------------------------------
12621 FEATHERWOOD BUILDING (50%)
Rental revenues      $ 127,300  $ 130,300
- ------------------------------------------
Property net income  $  48,700  $  44,100
- ------------------------------------------
Average occupancy         100%       100%
- ------------------------------------------

(a) Excludes certain income and expense items which are not directly related to individual property operating results such as interest income and general and administrative expenses.

Net income for the quarter ended March 31, 1996 decreased $2,700 when compared to the quarter ended March 31, 1995. The decrease in net income for the quarterly periods under comparison was primarily due to diminished operating results at Peachtree Palisades ("Peachtree") and Lakewood Square Shopping Center ("Lakewood") of $11,500 and $3,700, respectively, increased general and administrative costs of $6,600 resulting from an increase in accounting fees and a reduction in interest income of $5,000 resulting from a decrease in rates available on the Partnership's short-term investments. Partially offsetting the decrease in net income was improved operating results at Foxhall Square ("Foxhall") and 12621 Featherwood Building ("Featherwood") of $19,700 and $4,600, respectively.

Total rental revenues decreased $50,000 or 3.9% for the quarter ended March 31, 1996, when compared to the quarter ended March 31, 1995. The primary factors which caused the decrease in rental revenues for the quarterly periods under comparison were: 1) decreased rental income at Peachtree due to a decrease in base rental rates resulting from the expiration of certain tenants' leases that were at rental rates significantly above market and a decrease in the average occupancy and 2) decreased rental revenues at Foxhall due to a decrease in revenues generated from the parking garage facility. Partially offsetting the decrease in rental revenues was increased rental revenues at Lakewood as a result of an increase in the average occupancy. Rental revenues at Featherwood remained relatively stable during the quarterly periods under comparison.

Total real estate tax expense decreased $39,700 for the quarter ended March 31, 1996 when compared to the quarter ended March 31, 1995. Real estate tax expense decreased for all of the Partnership's properties, more significantly at Featherwood and Foxhall, primarily due to decreases in the assessed values of the properties for real estate tax purposes.

Total repairs and maintenance expense increased $18,100 for the quarter ended March 31, 1996 when compared to the quarter ended March 31, 1995. The increase was primarily due to: 1) increased repairs and maintenance at Peachtree resulting from an increase in cleaning supplies, janitorial services and salaries and 2) increased architectural costs at Lakewood.

Total property operating expenses for the quarter ended March 31, 1996 decreased $21,700 when compared to the quarter ended March 31, 1995. The decrease was primarily the result of decreased personnel costs, utilities and professional fees at Peachtree. Partially offsetting the decrease was increased utilities and professional fees at Foxhall and increased security expense at Featherwood and Lakewood.

To increase and/or maintain occupancy levels at the Partnership's properties, the Managing General Partner, through its Affiliated asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenants' leases and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers; 5) cold-calling other businesses and tenants in the market area; and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its remaining properties. Notwithstanding the Partnership's intention relative to property sales, another primary objective of the Partnership is to provide cash distributions to Limited Partners from Partnership operations. To the extent cumulative cash distributions exceed net income, such excess distributions are treated as a return of capital. Cash Flow (as defined in the Partnership Agreement) is generally not equal to Partnership net income or cash flows as defined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows, as defined by GAAP. The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as defined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not neccessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flows.

                                            Comparative Cash Flow Results
                                               For the Quarters Ended
                                               3/31/96         3/31/95
- ---------------------------------------------------------------------------
Cash Flow (as defined in the Partnership
 Agreement)                                 $      599,300  $      617,000
Items of reconciliation:
 (Increase) in current assets                       (5,500)        (67,400)
 (Decrease) increase in current liabilities       (126,000)         58,500
- ---------------------------------------------------------------------------
Net cash provided by operating activities   $      467,800  $      608,100
- ---------------------------------------------------------------------------
Net cash (used for) investing activities    $      (20,200) $     (115,100)
- ---------------------------------------------------------------------------
Net cash (used for) financing activities    $     (382,600) $     (342,900)
- ---------------------------------------------------------------------------

The decrease in Cash Flow (as defined in the Partnership Agreement) of $17,700, for the quarter ended March 31, 1996 when compared to quarter ended March 31, 1995, was primarily due to the decrease in net income, as previously discussed, exclusive of depreciation and amortization.

The increase in the Partnership's cash position of $65,000 as of March 31, 1996 when compared to December 31, 1995 was primarily the result of net cash provided by operating activities exceeding payments made for capital, tenant improvement and leasing costs and distributions paid to Limited Partners. Liquid assets of the Partnership as of March 31, 1996 were comprised of undistributed cash from operations retained for working capital purposes.

Net cash provided by operating activities continues to be the Partnership's primary source of funds. Net cash provided by operating activities decreased by $140,300 for the quarter ended March 31, 1996 when compared to the quarter ended March 31, 1995. This decrease was primarily due to the timing of the payment of certain Partnership expenses and to a lesser extent to the decrease in net income, as previously discussed.

The decrease in net cash (used for) investing activities of $94,900 for the quarter ended March 31, 1996 when compared to the quarter ended March 31, 1995 was due to a decrease in expenditures for capital, tenant improvement and leasing costs for the Partnership's properties. The Partnership maintains working capital reserves to pay for these types of capital expenditures. During the quarter ended March 31, 1996, the Partnership spent $20,200 for capital, tenant improvement and leasing costs and has budgeted to spend an additional $1,100,000 during the remainder of 1996. Of the remaining budgeted amount, approximately $420,000, $365,000 and $315,000 relate to anticipated capital, tenant improvement and leasing costs expected to be incurred at Foxhall, Lakewood and Peachtree, respectively. Actual amounts expended in 1996 may vary depending on a number of factors including actual leasing activity and other market conditions throughout the year. The Managing General Partner believes these expenditures are necessary to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and prepare the remaining properties for eventual disposition.

The increase in net cash (used for) financing activities of $39,700 for the quarter ended March 31, 1996 when compared to the quarter ended March 31, 1995 was due primarily to an increase in distributions paid to Limited Partners.

The Managing General Partner continues to take a conservative approach to projections of future rental income and to maintain higher levels of cash reserves due to the anticipated capital, tenant improvement and leasing costs necessary to be made at the Partnership's properties during the next several years. As a result of this, cash continues to be retained to supplement working capital reserves. For the quarter ended March 31, 1996, Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves approximated $179,300.

Distributions to Limited Partners for the quarter ended March 31, 1996 were declared in the amount of $420,000, or $7.00 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Limited Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the Managing General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amounts and/or availability of cash for future distributions to Partners.

                          PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
- -------  --------------------------------

         (a) Exhibits: None

         (b) Reports on Form 8-K:

             There were no reports filed on Form 8-K during the quarter ended March 31, 1996.

[PAGE]

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.--1

                          BY: FIRST CAPITAL FINANCIAL CORPORATION
                              MANAGING GENERAL PARTNER


Date: May 13, 1996        By: /s/       DOUGLAS CROCKER II
                              ---------------------------------------
                                        DOUGLAS CROCKER II
                               President and Chief Executive Officer


Date: May 13, 1996        By: /s/         NORMAN M. FIELD
                              ---------------------------------------
                                          NORMAN M. FIELD
                               Vice President--Finance and Treasurer