Form 10-Q
period 1996-06-30
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 1
filed 1996-08-14
CIK 730212

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the period ended                           June 30, 1996
                            ----------------------------------------------------
                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                       to
                                   ---------------------     -------------------

    Commission File Number                             0-12538
                            ----------------------------------------------------


              FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 1
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Florida                                                59-2197264
- -------------------------------                             --------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

Two North Riverside Plaza, Suite 950, Chicago, Illinois          60606-2607
- -------------------------------------------------------     --------------------
      (Address of principal executive offices)                   (Zip Code)

                                (312) 207-0020
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not applicable
- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                  June 30,
                                                    1996      December 31,
                                                 (Unaudited)      1995
- --------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                            $ 5,501,700  $ 5,501,700
 Buildings and improvements                       31,123,700   30,584,800
- --------------------------------------------------------------------------
                                                  36,625,400   36,086,500
Accumulated depreciation and amortization        (12,499,600) (11,937,500)
- --------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                   24,125,800   24,149,000
Cash and cash equivalents                            882,400    4,254,900
Investments in debt securities                     3,196,100
Rents receivable                                      53,000      149,800
Other assets                                          14,300          200
- --------------------------------------------------------------------------
                                                 $28,271,600  $28,553,900
- --------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses           $   355,800  $   432,500
 Due to Affiliates                                    26,200       21,900
 Real estate commissions due to Managing General
  Partner                                            403,000      403,000
 Distributions payable                               420,000      385,200
 Security deposits                                   150,400      145,800
 Other liabilities                                    65,600      109,000
- --------------------------------------------------------------------------
                                                   1,421,000    1,497,400
- --------------------------------------------------------------------------
Partners' capital:
 General Partners (deficit)                         (403,500)    (359,300)
 Limited Partners (60,000 Units issued and
  outstanding)                                    27,254,100   27,415,800
- --------------------------------------------------------------------------
                                                  26,850,600   27,056,500
- --------------------------------------------------------------------------
                                                 $28,271,600  $28,553,900
- --------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the six months ended June 30, 1996 (Unaudited) and the year ended December 31, 1995
(All dollars rounded to nearest 00s)

                                         General     Limited
                                        Partners    Partners       Total
- ----------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1995                        $(255,700) $28,679,700  $28,424,000
Net (loss) income for the year ended
 December 31, 1995                       (103,600)     276,900      173,300
Distributions for the year ended
 December 31, 1995                                  (1,540,800)  (1,540,800)
- ----------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1995                       (359,300)  27,415,800   27,056,500
Net (loss) income for the six months
 ended June 30, 1996                      (44,200)     678,300      634,100
Distributions for the six months ended
 June 30, 1996                                        (840,000)    (840,000)
- ----------------------------------------------------------------------------
Partners' (deficit) capital,
 June 30, 1996                          $(403,500) $27,254,100  $26,850,600
- ----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended June 30, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1996        1995
- --------------------------------------------------------------------------
Income:
 Rental                                            $1,170,800  $1,093,200
 Interest                                              56,300      60,000
- --------------------------------------------------------------------------
                                                    1,227,100   1,153,200
- --------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                        281,700     285,600
 Property operating:
  Affiliates                                           39,800      66,700
  Nonaffiliates                                       260,900     207,900
 Real estate taxes                                     96,500      64,300
 Insurance--Affiliate                                  15,100       7,500
 Repairs and maintenance                              165,200     157,800
 General and administrative:
  Affiliates                                           10,500       2,700
  Nonaffiliates                                        42,200      58,300
- --------------------------------------------------------------------------
                                                      911,900     850,800
- --------------------------------------------------------------------------
Net income                                         $  315,200  $  302,400
- --------------------------------------------------------------------------
Net (loss) allocated to General Partners           $  (22,200) $  (22,700)
- --------------------------------------------------------------------------
Net income allocated to Limited Partners           $  337,400  $  325,100
- --------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (60,000 Units outstanding)                        $     5.62  $     5.42
- --------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the six months ended June 30, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1996        1995
- --------------------------------------------------------------------------
Income:
 Rental                                            $2,387,800  $2,360,200
 Interest                                             107,800     116,500
- --------------------------------------------------------------------------
                                                    2,495,600   2,476,700
- --------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                        562,100     581,000
 Property operating:
  Affiliates                                          113,100     136,600
  Nonaffiliates                                       510,600     482,700
 Real estate taxes                                    189,000     196,500
 Insurance--Affiliate                                  30,200      23,200
 Repairs and maintenance                              338,400     312,900
 General and administrative:
  Affiliates                                           21,500      16,100
  Nonaffiliates                                        96,600     103,700
- --------------------------------------------------------------------------
                                                    1,861,500   1,852,700
- --------------------------------------------------------------------------
Net income                                         $  634,100  $  624,000
- --------------------------------------------------------------------------
Net (loss) allocated to General Partners           $  (44,200) $  (46,100)
- --------------------------------------------------------------------------
Net income allocated to Limited Partners           $  678,300  $  670,100
- --------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (60,000 Units outstanding)                        $    11.31  $    11.17
- --------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the six months ended June 30, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s)

                                                          1996         1995
- -------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                            $   634,100  $  624,000
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                            562,100     581,000
  Changes in assets and liabilities:
   Decrease in rents receivable                             96,800       6,600
   (Increase) decrease in other assets                     (14,100)    131,500
   (Decrease) in accounts payable and accrued expenses     (76,700)    (72,000)
   Increase in due to Affiliates                             4,300      10,800
   (Decrease) in other liabilities                         (43,400)       (700)
- -------------------------------------------------------------------------------
    Net cash provided by operating activities            1,163,100   1,281,200
- -------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements             (538,900)   (501,200)
 (Increase) in investments in debt securities           (3,196,100)
- -------------------------------------------------------------------------------
    Net cash (used for) investing activities            (3,735,000)   (501,200)
- -------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                           (805,200)   (735,000)
 Increase in security deposits                               4,600      10,200
- -------------------------------------------------------------------------------
    Net cash (used for) financing activities             (800,600)    (724,800)
- -------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents    (3,372,500)     55,200
Cash and cash equivalents at the beginning of the
 period                                                  4,254,900   4,238,600
- -------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period     $   882,400  $4,293,800
- -------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 1995
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
DEFINITION OF SPECIAL TERMS:
Capitalized terms used in this report have the same meaning as those terms have in the Partnership's Registration Statement filed with the Securities and Exchange Commission on Form S-11. Definitions of these terms are contained in
Article III of the First Amended and Restated Certificate and Agreement of Limited Partnership, which is incorporated herein by reference.
ACCOUNTING POLICIES:
The financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). Under this method of accounting, revenues are recorded when earned and expenses are recorded when incurred. Preparation of the Partnership's financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and six months ended June 30, 1996 are not necessarily indicative of the operating results for the year ending December 31, 1996.
The financial statements include the Partnership's 50% interest in three joint ventures with Affiliated partnerships. These joint ventures were formed for the purpose of each acquiring a 100% interest in certain real properties and are operated under the common control of the Managing General Partner. Accordingly, the Partnership's pro rata share of the ventures' revenues, expenses, assets, liabilities and partners' capital is included in the financial statements. Commercial rental properties held for investment are recorded at cost, net of any provisions for value impairment, and depreciated (exclusive of amounts, if any, allocated to land and value impairments) on the straight-line method over their estimated useful lives. Upon classifying a commercial rental property as held for disposition, no depreciation or amortization of such property is provided for in the financial statements. Lease acquisition fees are recorded at cost and amortized over the life of the lease. Maintenance and repair costs are expensed against operations as incurred: expenditures for improvements are capitalized to the appropriate property accounts and depreciated over the estimated life of the improvements.
During the first quarter of 1996, the Partnership adopted Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" (the "Standard"). The Standard established guidance for determining if the value of defined assets impaired, and if so, how impairment losses should be measured and reported in the financial statements. The Standard also addressed the accounting for long-lived assets that are expected to be disposed of. The adoption of the Standard did not have a material effect on the Partnership's financial statements.
Cash equivalents are considered all highly liquid investments with maturity of three months or less when purchased.
Investments in debt securities are comprised of corporate debt securities and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements. As of June 30, 1996, these securities had a fair market value of $3,192,400 and unrealized losses of $3,700. Substantially all of these securities had maturities of less than one year when purchased.
Certain reclassifications have been made to the previously reported 1995 statements in order to provide comparability with the 1996 statements. These reclassifications have no effect on the net income (loss) or Partners' (deficit) capital.
Reference is made to the Partnership's annual report for the year ended December 31, 1995, for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

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

In accordance with the Partnership Agreement, Net Profits (exclusive of depreciation and Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners' Subordinated Partnership Management Fee or 1% of such Net Profits; second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners, in an amount equal to the aggregate amount of depreciation previously allocated to them; second, to the General Partners and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; third, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and fourth, the balance, if any, to the Limited Partners. Net Losses (exclusive of depreciation and Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. All depreciation is allocated 10% to the General Partners and 90% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners' capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. The General Partners were not entitled to cash distributions for the quarter and six months ended June 30, 1996. During the quarter and six months ended June 30, 1996, the General Partners were allocated Net (Losses) of $(22,200) and $(44,200), respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and six months ended June 30, 1996 were as follows:

                                                         Paid
                                                  ------------------
                                                  Quarter Six Months Payable
- ----------------------------------------------------------------------------
Property management and leasing fees              $46,100  $ 90,900  $20,400
Reimbursement of property insurance premiums, at
 cost                                              30,100    30,100
Reimbursement of expenses, at costs
 --Accounting                                       6,000    14,400    4,200
 --Investor communications                          4,100     9,200    1,600
 --Legal                                            9,300    14,400
 --Other                                              100       900
- ----------------------------------------------------------------------------
                                                  $95,700  $159,900  $26,200
- ----------------------------------------------------------------------------

As of June 30, 1996, the Partnership owed $403,000 to the Managing General Partner for real estate commissions earned in connection with the sales of Partnership properties. These commissions have been accrued but not paid. Under the terms of the Partnership Agreement, these commissions will not be paid until the Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution plus a cumulative return (including all Cash Flow which has been distributed to the Limited Partners from the initial date of investment) of 6% simple interest per annum on their Capital Investment from the initial date of investment.

On-site management for the Lakewood Square Shopping Center is provided by an independent real estate management company for fees calculated as a percentage of gross rents received from property

Except as disclosed above, an Affiliate of the Managing General Partner provides property and supervisory management as well as leasing services for the Partnership's properties for fees ranging from 3% to 6% of gross rents received from the properties.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reference is made to the Partnership's annual report for the year ended December 31, 1995 for a discussion of the Partnership's business.

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the quarters and six months ended June 30, 1996 and 1995. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                      Comparative Operating Results (a)
                      For the Quarters      For the Six
                           Ended           Months Ended
                      6/30/96  6/30/95   6/30/96   6/30/95
- ------------------------------------------------------------
FOXHALL SQUARE BUILDING (50%)
Rental revenues      $ 371,600 $411,300  $785,600  $836,700
- ------------------------------------------------------------
Property net income  $ 106,700 $116,100  $251,500  $241,200
- ------------------------------------------------------------
Average occupancy          83%      86%       83%       85%
- ------------------------------------------------------------
PEACHTREE PALISADES OFFICE BUILDING
Rental revenues      $ 329,200 $275,300  $678,300  $673,800
- ------------------------------------------------------------
Property net (loss)  $(16,100) $(30,900) $(30,400) $(33,700)
- ------------------------------------------------------------
Average occupancy          91%      78%       92%       78%
- ------------------------------------------------------------
LAKEWOOD SQUARE SHOPPING CENTER (50%)
Rental revenues      $ 327,800 $282,300  $654,400  $595,100
- ------------------------------------------------------------
Property net income  $ 155,400 $180,200  $309,400  $337,900
- ------------------------------------------------------------
Average occupancy          96%      88%       96%       86%
- ------------------------------------------------------------
12621 FEATHERWOOD BUILDING (50%)
Rental revenues      $ 142,200 $124,300  $269,500  $254,600
- ------------------------------------------------------------
Property net income  $  64,300 $ 38,700  $113,000  $ 82,800
- ------------------------------------------------------------
Average occupancy         100%     100%      100%      100%
- ------------------------------------------------------------

(a) The above table excludes certain income and expense items which are either not directly related to individual property operating results such as interest income and general and administrative expenses or are related to properties previously owned by the Partnership.

Unless otherwise disclosed, discussions of fluctuations between 1996 and 1995 refer to both the quarters and six months ended June 30, 1996 and 1995.

Net income increased $12,800 for the quarter ended June 30, 1996 when compared to the quarter ended June 30, 1995. The increase in net income for the quarter was primarily due to improved operating results at Peachtree Palisades Office Building ("Peachtree") and 12621 Featherwood Building ("Featherwood") totaling $40,400 and decreased general and administrative expenses of $8,300 due to a decrease in data processing fees. Partially offsetting the increase in net income for the quarters under comparison was diminished operating results at Lakewood Square Shopping Center ("Lakewood") and Foxhall Square Building ("Foxhall") totaling $34,200 and a decrease in interest income of $3,700 due to a decrease in cash available for short-term investments.

Net income increased $10,100, for the six months ended June 30, 1996 when compared to the six months ended June 30, 1995. The increase in net income for the comparable six-month periods was primarily due to improved operating results at Peachtree, Featherwood and Foxhall totaling $43,800 and decreased general and administrative expenses of $1,700 primarily due to the reason stated above. Partially offsetting the increase in net income for the six months was diminished operating results at Lakewood of $28,500 and a decrease in interest income of $8,700 due to the reason previously stated.

Total rental revenues increased by $77,600 or 7.1% and $27,600 or 1.2%, respectively, for the quarter and six months ended June 30, 1996, when compared to the quarter and six months ended June 30, 1995. The primary factors which caused the increase in rental revenues for the comparable periods were: 1) an increase in base rents at Peachtree as a result of an increase in occupancy and an increase in rental revenues generated by the parking facility, partially offset by a decrease in real estate tax escalations; 2) an increase in base rents and tenant expense reimbursements for common area maintenance at Lakewood primarily due to an increase in occupancy and 3) an increase in real estate tax escalation income at Featherwood. Partially offsetting the increase in rental revenues for the periods under comparison was a decrease in rental revenues at Foxhall due to: 1) decreased base rents as a result of a decrease in occupancy and 2) a decrease in rental revenues generated by the parking facility. Partially offsetting the decrease in rental revenues at Foxhall was an increase in tenant expense reimbursements for real estate taxes.

Total real estate tax expense was $32,200 higher for the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995 due to the receipt of a refund in 1995 of $57,100 for 1993/1994 real estate taxes at Lakewood. Excluding the refund, real estate tax expense decreased for the quarter as a result of a decrease in the assessed valuations of Foxhall and Featherwood.

Total real estate tax expense decreased $7,500 for the six months under comparison due to the following: 1) a decrease in real estate tax expense at Foxhall resulting from a reduction in the property's assessed valuation; 2) a decrease at Featherwood due to the receipt of a refund in 1996 for 1994 taxes and 3) a slight decrease at Peachtree due to a decrease in tax rate. Partially offsetting these decreases was an increase in real estate taxes at Lakewood due to the reason previously stated.

Total repairs and maintenance expense increased $7,400 and $25,500, respectively, for the comparable periods due to: 1) increased janitorial services at Peachtree and 2) increased architectural costs at Lakewood. Partially offsetting the increases were decreased repairs and maintenance expense at Featherwood as a result of a decrease in repairs to the HVAC system.

Total property operating expenses increased by $26,100 and $4,400, respectively, for the quarter and six months ended June 30, 1996 when compared to the quarter and six months ended June 30, 1995. The primary factors which caused the increase for both periods under comparison were: 1)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) increased security expense at Featherwood and Lakewood and 2) increased utilities at Featherwood. For the quarter ended June 30, 1996 when compared to the quarter ended June 30, 1995, property operating expense increased at Peachtree primarily due to an increase in utilities. For the six-month comparable periods, property operating expense decreased at Peachtree primarily due to a decrease in salaries paid to a full-time on-site property manager.

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

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its remaining properties. Notwithstanding the Partnership's intention relative to property sales, another primary objective of the Partnership is to provide cash distributions to Limited Partners from Partnership operations. To the extent cumulative cash distributions exceed net income, such excess distributions will be treated as a return of capital. Cash Flow (as defined in the Partnership Agreement) is generally not equal to net income or cash flows as defined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows (as defined by GAAP). The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not necessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flows.

                                                     Comparative Cash Flow
                                                      Results For the Six
                                                          Months Ended
                                                       6/30/96     6/30/95
- -----------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)  $ 1,196,200  $1,205,000
Items of reconciliation:
 Decrease in current assets                               82,700     138,100
 (Decrease) in current liabilities                      (115,800)    (61,900)
- -----------------------------------------------------------------------------
Net cash provided by operating activities            $ 1,163,100  $1,281,200
- -----------------------------------------------------------------------------
Net cash (used for) investing activities             $(3,735,000) $ (501,200)
- -----------------------------------------------------------------------------
Net cash (used for) financing activities             $  (800,600) $ (724,800)
- -----------------------------------------------------------------------------

The decrease in Cash Flow (as defined in the Partnership Agreement) of $8,800 for the six months ended June 30, 1996 when compared to six months ended June 30, 1995 was primarily due to diminished operating results, exclusive of depreciation and amortization, at Lakewood and Foxhall and decreased interest income generated by the Partnership's short-term investments, partially offset by increased operating results, exclusive of depreciation and amortization, at Peachtree and Featherwood and decreased general and administrative expenses.

The decrease in the Partnership's cash position of $3,372,500 as of June 30, 1996 when compared to December 31, 1995 was primarily the result of the investments in debt securities, payments made for capital, tenant improvement and leasing costs and distributions paid to Partners exceeding net cash provided by operating activities. Liquid assets; including cash, cash equivalents and investments in debt securities as of June 30, 1996 were comprised of amounts held for working capital purposes.

Net cash provided by operating activities continues to be the Partnership's primary source of funds. Net cash provided by operating activities decreased by $118,100 for the six months ended June 30, 1996 when compared to the six months ended June 30, 1995. This decrease was primarily due to the 1995 receipt of a rebate at Foxhall.

The increase in net cash used for investing activities of $3,233,800 for the six months ended June 30, 1996 when compared to the six months ended June 30, 1995 was due to the increase in investment in debt securities and an increase in expenditures for capital, tenant improvement and leasing costs at the Partnership's properties. The increase in investments in debt securities is a result of the extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts as they are held for working capital purposes. These investments are of investment-grade and generally mature less than one year from their date of purchase. The Partnership maintains working capital reserves to pay for capital expenditures. During the six months ended June 30, 1996, the Partnership spent $538,900 for capital, tenant improvement and leasing costs and has projected to spend approximately $440,000 during the remainder of 1996. Of the projected amount, approximately $220,000, $150,000 and $70,000 relates to anticipated capital, tenant improvement and leasing costs expected to be incurred at Foxhall, Lakewood and Peachtree, respectively. Actual amounts expended in 1996 may vary depending on a number

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) of factors including actual leasing activity, results of operations and other market conditions over the course of the year. The Managing General Partner believes these expenditures are necessary to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and prepare the remaining properties for eventual disposition.

The increase in net cash used for financing activities of $75,800 for the six months ended June 30, 1996 when compared to the six months ended June 30, 1995 was due primarily to an increase in distributions paid to Limited Partners together with a decrease in the net collection of tenant security deposits.

The Managing General Partner continues to take a conservative approach to projections of future rental income and to maintain higher levels of cash reserves due to the anticipated capital, tenant improvement and leasing costs necessary to be made at the Partnership's properties during the next several years. As a result of this, cash continues to be retained to supplement working capital reserves. For the six months ended June 30, 1996, Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves approximated $356,200.

Distributions to Limited Partners for the quarter ended June 30, 1996 were declared in the amount of $420,000, or $7.00 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Limited Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the Managing General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amounts and/or availability of cash for future distributions to Limited Partners.

                              PART II. OTHER INFORMATION

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K
- ------    --------------------------------

          (a)  Exhibits:  None

          (b)  Reports on Form 8-K:

               There were no reports filed on Form 8-K during the quarter ended June 30, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 1

                             By:   FIRST CAPITAL FINANCIAL CORPORATION
                                   MANAGING GENERAL PARTNER

Date:  August 14, 1996       By:   /s/  DOUGLAS CROCKER II
       ---------------             -----------------------
                                        DOUGLAS CROCKER II
                                   President and Chief Executive Officer

Date:  August 14, 1996       By:   /s/  NORMAN M. FIELD
       ---------------             --------------------
                                        NORMAN M. FIELD
                                   Vice President - Finance and Treasurer