Form 10-Q
period 1996-09-30
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 1
filed 1996-11-13
CIK 730212

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the period ended                       September 30, 1996
                               ------------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ___________________ to _____________________


Commission File Number                              0-12538
                                   --------------------------------------------


               First Capital Institutional Real Estate, Ltd. - 1
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Florida                                                 59-2197264
---------------------------                                  ------------------
(State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                            Identification No.)

Two North Riverside Plaza, Suite 950, Chicago, Illinois          60606-2607
-------------------------------------------------------      ------------------
(Address of principal executive offices)                         (Zip Code)


                                (312) 207-0020
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not applicable
--------------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)


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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                 September 30,
                                                     1996       December 31,
                                                  (Unaudited)       1995
-----------------------------------------------------------------------------
ASSETS
 Investment in commercial rental properties:
 Land                                            $  5,501,700   $  5,501,700
 Buildings and improvements                        31,270,300     30,584,800
-----------------------------------------------------------------------------
                                                   36,772,000     36,086,500
Accumulated depreciation and amortization         (12,790,100)   (11,937,500)
-----------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                    23,981,900     24,149,000
Cash and cash equivalents                           1,209,300      4,254,900
Investments in debt securities                      2,860,500
Rents receivable                                       38,600        149,800
Other assets                                           14,800            200
-----------------------------------------------------------------------------
                                                 $ 28,105,100   $ 28,553,900
-----------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses           $    252,700   $    432,500
 Due to Affiliates                                     28,100         21,900
 Real estate commissions due to Managing General
  Partner                                             403,000        403,000
 Distributions payable                                420,000        385,200
 Security deposits                                    143,300        145,800
 Other liabilities                                     65,900        109,000
-----------------------------------------------------------------------------
                                                    1,313,000      1,497,400
-----------------------------------------------------------------------------
Partners' capital:
 General Partners (deficit)                          (426,100)      (359,300)
 Limited Partners (60,000 Units issued and
  outstanding)                                     27,218,200     27,415,800
-----------------------------------------------------------------------------
                                                   26,792,100     27,056,500
-----------------------------------------------------------------------------
                                                 $ 28,105,100   $ 28,553,900
-----------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the nine months ended September 30, 1996 (Unaudited) and the year ended December 31, 1995
(All dollars rounded to nearest 00s)

                                          General     Limited
                                         Partners    Partners       Total
-----------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1995                         $(255,700) $28,679,700  $28,424,000
Net (loss) income for the year ended
 December 31, 1995                        (103,600)     276,900      173,300
Distributions for the year ended
 December 31, 1995                                   (1,540,800)  (1,540,800)
-----------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1995                        (359,300)  27,415,800   27,056,500
Net (loss) income
 for the
 nine months ended September 30, 1996      (66,800)   1,062,400      995,600
Distributions for the nine months ended
 September 30, 1996                                  (1,260,000)  (1,260,000)
-----------------------------------------------------------------------------
Partners' (deficit) capital,
 September 30, 1996                      $(426,100) $27,218,200  $26,792,100
-----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended September 30, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1996        1995
--------------------------------------------------------------------------
Income:
 Rental                                            $1,254,300  $1,145,500
 Interest                                              51,300      55,800
--------------------------------------------------------------------------
                                                    1,305,600   1,201,300
--------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                        290,500     300,900
 Property operating:
  Affiliates                                           55,200      49,400
  Nonaffiliates                                       273,100     281,300
 Real estate taxes                                     94,700      66,000
 Insurance--Affiliate                                  15,100      11,500
 Repairs and maintenance                              178,700     178,400
 General and administrative:
  Affiliates                                           11,200      21,100
  Nonaffiliates                                        25,600      31,600
--------------------------------------------------------------------------
                                                      944,100     940,200
--------------------------------------------------------------------------
Net income                                         $  361,500  $  261,100
--------------------------------------------------------------------------
Net (loss) allocated to General Partners           $  (22,600) $  (24,400)
--------------------------------------------------------------------------
Net income allocated to Limited Partners           $  384,100  $  285,500
--------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (60,000 Units outstanding)                        $     6.40  $     4.76
--------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the nine months ended September 30, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1996        1995
--------------------------------------------------------------------------
Income:
 Rental                                            $3,642,100  $3,505,700
 Interest                                             159,100     172,300
--------------------------------------------------------------------------
                                                    3,801,200   3,678,000
--------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                        852,600     881,900
 Property operating:
  Affiliates                                          168,300     186,000
  Nonaffiliates                                       783,700     764,000
 Real estate taxes                                    283,700     262,500
 Insurance--Affiliate                                  45,300      34,700
 Repairs and maintenance                              517,100     491,300
 General and administrative:
  Affiliates                                           32,700      37,200
  Nonaffiliates                                       122,200     135,300
--------------------------------------------------------------------------
                                                    2,805,600   2,792,900
--------------------------------------------------------------------------
Net income                                         $  995,600  $  885,100
--------------------------------------------------------------------------
Net (loss) allocated to General Partners           $  (66,800) $  (70,500)
--------------------------------------------------------------------------
Net income allocated to Limited Partners           $1,062,400  $  955,600
--------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (60,000 Units outstanding)                        $    17.71  $    15.93
--------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s)

                                                          1996         1995
--------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                            $   995,600  $   885,100
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                            852,600      881,900
  Changes in assets and liabilities:
   Decrease in rents receivable                            111,200       14,100
   (Increase) decrease in other assets                     (14,600)     149,400
   (Decrease) in accounts payable and accrued expenses    (179,800)     (78,000)
   Increase in due to Affiliates                             6,200       15,800
   (Decrease) in other liabilities                         (43,100)      (1,200)
--------------------------------------------------------------------------------
    Net cash provided by operating activities            1,728,100    1,867,100
--------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements             (685,500)    (797,200)
 (Increase) in investments in debt securities           (2,860,500)
--------------------------------------------------------------------------------
    Net cash (used for) investing activities            (3,546,000)    (797,200)
--------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                         (1,225,200)  (1,120,200)
 (Decrease) increase in security deposits                   (2,500)       9,600
--------------------------------------------------------------------------------
    Net cash (used for) financing activities            (1,227,700)  (1,110,600)
--------------------------------------------------------------------------------
Net (decrease) in cash and cash equivalents             (3,045,600)     (40,700)
Cash and cash equivalents at the beginning of the
 period                                                  4,254,900    4,238,600
--------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period     $ 1,209,300  $ 4,197,900
--------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 1996

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and nine months ended September 30, 1996 are not necessarily indicative of the operating results for the year ending December 31, 1996.

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

Commercial rental properties held for investment are recorded at cost, net of any provisions for value impairment, and depreciated (exclusive of amounts, if any, allocated to land and value impairments) on the straight-line method over their estimated useful lives. Upon classifying a commercial rental property as held for disposition, no depreciation or amortization of such property is provided for in the financial statements. Lease acquisition fees are recorded at cost and amortized on the straight-line method over the life of each respective lease. Maintenance and repair costs are expensed against operations as incurred; expenditures for improvements are capitalized to the appropriate property accounts and depreciated on the straight-line method over the estimated life of such improvements.

During the first quarter of 1996, the Partnership adopted Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Standard"). The Standard established guidance for determining if the value of defined assets is impaired, and if so, how impairment losses should be measured and reported in the financial statements. The Standard also addressed the accounting for long-lived assets that are expected to be disposed of. The adoption of the Standard did not have a material effect on the Partnership's financial statements. Evaluation of the potential impairment of the value of the Partnership's assets is performed on an individual property basis.

Cash equivalents are considered all highly liquid investments with maturity of three months or less when purchased.

Investments in debt securities are comprised of corporate debt securities and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements. As of September 30, 1996, these securities had a fair market value of $2,859,600 and unrealized (losses) of $(900). Substantially all of these securities had maturities of less than one year when purchased.

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

In accordance with the Partnership Agreement, Net Profits (exclusive of depreciation and Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners' Subordinated Partnership Management Fee or 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners, in an amount equal to the aggregate amount of depreciation previously allocated to them; second, to the General Partners and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; third, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and fourth, the balance, if any, to the Limited Partners. Net Losses (exclusive of depreciation and Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. All depreciation is allocated 10% to the General Partners and 90% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership

(Unaudited)

properties are allocated: first, to the extent that the balance in the General Partners' capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (collectively, the "Excess Balances"), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess not Balances are reduced to zero; second, to the General Partners and the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. The General Partners were not entitled to cash distributions for the quarter and nine months ended September 30, 1996. For the quarter and nine months ended September 30, 1996, the General Partners were allocated Net (Losses) of $(22,600) and $(66,800), respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and nine months ended September 30, 1996 were as follows:

                                                          Paid
                                                  --------------------
                                                  Quarter Nine  Months Payable
------------------------------------------------------------------------------
Property management and leasing fees              $47,400   $138,300   $18,200
Reimbursement of property insurance premiums, at
 cost                                              15,200     45,300
Reimbursement of expenses, at costs
 --Accounting                                       4,700     19,100     6,100
 --Investor communications                          2,300     11,500     3,800
 --Legal                                            9,400     23,800
 --Other                                            4,100      5,000
------------------------------------------------------------------------------
                                                  $83,100   $243,000   $28,100
------------------------------------------------------------------------------

 As of September 30, 1996, the Partnership owed $403,000 to the Managing General Partner for real estate commissions earned in connection with the sales of Partnership properties. These commissions have been accrued but not paid. Under the terms of the Partnership Agreement, these commissions will not be paid until the Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution plus a cumulative return (including all Cash Flow which has been distributed to the Limited Partners from the initial date of investment) of 6% simple interest per annum on their Capital Investment.

On-site management for the Lakewood Square Shopping Center is provided by an independent real estate management company for fees calculated as a percentage of gross rents received from property.

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

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the quarters and nine months ended September 30, 1996 and 1995. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                               Comparative Operating Results (a)
                            For the Quarters   For the Nine Months
                                  Ended               Ended
                            9/30/96  9/30/95   9/30/96    9/30/95
--------------------------------------------------------------------
FOXHALL SQUARE BUILDING (50%)
Rental revenues             $397,600 $386,500 $1,183,200 $1,223,200
--------------------------------------------------------------------
Property net income         $ 82,900 $ 96,900 $  334,400 $  338,100
--------------------------------------------------------------------
Average occupancy                85%      86%        84%        86%
--------------------------------------------------------------------
PEACHTREE PALISADES OFFICE BUILDING
Rental revenues             $394,800 $350,900 $1,073,100 $1,024,700
--------------------------------------------------------------------
Property net income (loss)  $ 43,700 $ 32,200 $   13,300 $   (1,500)
--------------------------------------------------------------------
Average occupancy                90%      89%        91%        82%
--------------------------------------------------------------------
LAKEWOOD SQUARE SHOPPING CENTER (50%)
Rental revenues             $332,300 $280,800 $  986,700 $  875,900
--------------------------------------------------------------------
Property net income         $170,100 $ 97,800 $  479,500 $  435,600
--------------------------------------------------------------------
Average occupancy                97%      90%        96%        87%
--------------------------------------------------------------------
12621 FEATHERWOOD BUILDING (50%)
Rental revenues             $129,600 $127,300 $  399,100 $  381,900
--------------------------------------------------------------------
Property net income         $ 49,700 $ 30,700 $  162,700 $  113,500
--------------------------------------------------------------------
Average occupancy               100%     100%       100%       100%
--------------------------------------------------------------------

(a) The above table excludes certain income and expense items which are either not directly related to individual property operating results such as interest income and general and administrative expenses or are related to properties previously owned by the Partnership.

Unless otherwise disclosed, discussions of fluctuations between 1996 and 1995 refer to both the quarterly and nine-month periods ended September 30, 1996 and 1995.

Net income increased $100,400 and $110,500 for the quarter and nine months ended September 30, 1996, respectively, when compared to the quarter and nine months ended September 30, 1995. The increases in net income were primarily due to improved operating results at Peachtree Palisades Office Building ("Peachtree"), 12621 Featherwood Building ("Featherwood") and Lakewood Square Shopping Center ("Lakewood") as well as decreased general and administrative expenses due to reduced printing and mailing costs. Partially offsetting the increases in net income were diminished operating results at Foxhall Square Building ("Foxhall").

Rental revenues increased by $108,800 or 9.5% and $136,400 or 3.9% for the quarter and nine months ended September 30, 1996, respectively, when compared to the quarter and nine months ended September 30, 1995. The primary factors which caused the increases in rental revenues for the comparable periods were:
1) increases in base rental income at Peachtree as a result of increases in occupancy, rental rates charged to new and renewing tenants and revenues generated by the parking facility, partially offset by a decrease in real estate tax escalations for the quarterly periods under comparison; 2) increases in base rents and tenant expense reimbursements for common area maintenance at Lakewood primarily due to an increase in the average occupancy rate; and 3) increases in real estate tax escalation income at Featherwood. Partially offsetting the increase in rental revenues for the nine-month periods under comparison was a decrease in rental revenues at Foxhall due to decreased base rental income as a result of a decrease in the average occupancy rate in rental revenues generated by the parking facility.

Real estate tax expense increased $28,700 and $21,200 for the quarter and nine months ended September 30, 1996, respectively, when compared to the quarter and nine months ended September 30, 1995 primarily due to the 1995 receipts of refunds for 1993/1994 real estate taxes at Lakewood and 1992 real estate taxes at Peachtree. Real estate tax expense, exclusive of the refunds, decreased for the quarterly and nine-month periods under comparison as a result of decreases in the assessed valuations of Foxhall and Featherwood.

Repairs and maintenance expenses increased $25,800 for the nine months ended September 30, 1996 when compared to the nine months ended September 30, 1995. The increase was primarily due to: 1) increased repairs to the HVAC system and increased janitorial services at Peachtree and 2) increased architectural costs at Lakewood. Partially offsetting the increase was decreased repairs and maintenance expenses at Featherwood as a result of fewer repairs to the HVAC system in 1996 as compared to 1995. For the quarterly periods under comparison, repairs and maintenance expenses remained relatively stable.

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

                                                      Comparative Cash Flow
                                                      Results For the Nine
                                                          Months Ended
                                                       9/30/96      9/30/95
------------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)  $ 1,848,200  $ 1,767,000
Items of reconciliation:
 Decrease in current assets                               96,600      163,500
 (Decrease) in current liabilities                      (216,700)     (63,400)
------------------------------------------------------------------------------
Net cash provided by operating activities            $ 1,728,100  $ 1,867,100
------------------------------------------------------------------------------
Net cash (used for) investing activities             $(3,546,000) $  (797,200)
------------------------------------------------------------------------------
Net cash (used for) financing activities             $(1,227,700) $(1,110,600)
------------------------------------------------------------------------------

The increase in Cash Flow (as defined in the Partnership Agreement) of $81,200 for the nine months ended September 30, 1996 when compared to nine months ended September 30, 1995 was primarily due to improved operating results, exclusive of depreciation and amortization, at Featherwood and Foxhall as well as decreased general and administrative expenses.

The decrease in the Partnership's cash position of $3,045,600 as of September 30, 1996 when compared to December 31, 1995 was primarily the result of investments in debt securities, payments made for capital and tenant improvements and leasing costs and distributions paid to Partners exceeding net cash provided by operating activities. Liquid assets, including cash, cash equivalents and investments in debt securities, as of September 30, 1996 were comprised of amounts held for working capital purposes.

Net cash provided by operating activities continues to be the Partnership's primary source of funds. Net cash provided by operating activities decreased by $139,000 for the nine months ended September 30, 1996 when compared to the nine months ended September 30, 1995. This decrease was primarily due to the 1995 receipt of a rebate for the replacement of the air conditioner and the timing of the payment of expenses at Foxhall. Partially offsetting the decrease was the timing of the receipt of rental payments at Peachtree and Featherwood.

The increase in net cash used for investing activities of $2,748,800 for the nine months ended September 30, 1996 when compared to the nine months ended September 30, 1995 was primarily due to the increase in investments in debt securities, partially offset by a decrease in expenditures for capital and tenant improvements and leasing costs. The increase in investments in debt securities is a result of the extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts while they are held for working capital purposes. These investments are of investment-grade and generally mature less than one year from their date of purchase. The Partnership maintains working capital reserves to pay for capital expenditures. During the nine months ended September 30, 1996, the Partnership spent $685,500 for capital and tenant improvements and leasing costs and has projected to spend approximately $150,000 during the remainder of 1996. Of the projected amount, approximately $100,000 and $35,000 relates to anticipated improvement and leasing costs expected to be incurred at Foxhall and Peachtree, respectively. Actual amounts expended may vary depending on a number of factors including actual leasing activity, results of operations and other market conditions during the remainder of the year. The Managing General Partner believes that these expenditures are necessary to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and prepare the remaining properties for eventual disposition.

The increase in net cash used for financing activities of $117,100 for the nine months ended September 30, 1996 when compared to the nine months ended September 30, 1995 was due primarily to an increase in distributions paid to Limited Partners.

The Managing General Partner continues to take a conservative approach to projections of future rental income and to maintain higher levels of cash reserves due to the anticipated capital and tenant improvements and leasing costs necessary to be made at the Partnership's properties during the next several years. As a result of this, cash continues to be retained to supplement working capital reserves. For the nine months ended September 30, 1996, Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves approximated $588,200.

Distributions to Limited Partners for the quarter ended September 30, 1996 were declared in the amount of $420,000, or $7.00 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Limited Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the Managing General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amounts of cash for future distributions to Limited Partners.

                          PART II.  OTHER INFORMATION



Item 6    Exhibits and Reports on Form 8-K
------    --------------------------------

          (a)  Exhibits: None

          (b)  Reports on Form 8-K:

               There were no reports filed on Form 8-K during the quarter ended September 30, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 1

                             By:  FIRST CAPITAL FINANCIAL CORPORATION
                                  MANAGING GENERAL PARTNER

Date:  November 13, 1996     By:  /s/  DOUGLAS CROCKER II
       -----------------          --------------------------------
                                       DOUGLAS CROCKER II
                                  President and Chief Executive Officer

Date:  November 13, 1996     By:  /s/  NORMAN M. FIELD
       -----------------          --------------------------------
                                       NORMAN M. FIELD
                                  Vice President - Finance and Treasurer