Form 10-K405
period 1996-12-31
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 1
filed 1997-03-31
CIK 730212

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-K


  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended             December 31, 1996
                                 -----------------------------------------------
                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _________________ to __________________

       Commission File Number                        0-12538
                                     -----------------------------------------



               First Capital Institutional Real Estate, Ltd. - 1
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Florida                                             59-2197264
--------------------------------                         ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

Two North Riverside Plaza,
Suite 1100, Chicago, Illinois                                   60606-2607
---------------------------------                         --------------------
 (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number,
including area code                                           (312) 207-0020
                                                          ---------------------

Securities registered pursuant to
Section 12(b) of the Act:                                          NONE
                                                          ---------------------

Securities registered pursuant to
Section 12(g) of the Act:                              Limited Partnership Units
                                                       -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No
                                        -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

Documents incorporated by reference:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the definitive Prospectus dated October 25, 1982, included in the Registrant's Registration Statement on Form S-11 (Registration No. 2-79092), is incorporated herein by reference in Part IV of this report.

Exhibit Index - Page A-1
-------------------------

                                    PART I

ITEM 1.  BUSINESS
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

The business of the Partnership is to invest primarily in existing, improved, income-producing commercial real estate, such as shopping centers, warehouses, office buildings, and, to a lesser extent, in other types of income-producing commercial real estate. From May 1983 to January 1985, the Partnership made three real property investments and purchased 50% interests in three joint ventures with an Affiliated partnership. Each of these joint ventures was formed for the purpose of acquiring a 100% interest in certain real property and are operated under the common control of First Capital Financial Corporation (the "Managing General Partner"). Through December 31, 1996, the Partnership has sold two of the real property investments.

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

As of March 1, 1997, there were nine employees at the Partnership's properties for on-site property maintenance and administration.

ITEM 2.  PROPERTIES (a)(b)
-------  -----------------

As of December 31, 1996, the Partnership owned, directly or through joint venture interests, the following four property interests, all of which were owned in fee simple, except as noted in note (e).

                                                    Net Leasable    Number of
      Property Name               Location          Sq. Footage    Tenants (c)
-------------------------   --------------------    ------------   -----------

Shopping Center:
-------------------------
Lakewood Square (d)         Lakewood, California        150,711        32(1)

Office Buildings:
-------------------------
Foxhall Square (d)          Washington, DC              141,902        66

Peachtree Palisades (e)     Atlanta, Georgia            128,276        31(2)

12621 Featherwood (d)       Houston, Texas               88,811         0(f)

 Notes:
 -----

  a) For a discussion of significant operating results and major capital expenditures planned for the Partnership's properties refer to Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

  b) For Federal income tax purposes, the Partnership depreciates the portion of the acquisition costs of its properties allocable to real property (exclusive of land) and all improvements thereafter, over useful lives ranging from 18 years utilizing Accelerated Cost Recovery System ("ACRS") to 39 years utilizing Modified ACRS straight-line method. The Partnership's portion of real estate taxes for Foxhall Square Building ("Foxhall"), Lakewood Square Shopping Center ("Lakewood"), 12621 Featherwood Building ("Featherwood") and Peachtree Palisades East Office Building ("Peachtree") was $162,500, $103,200, $41,200 and $70,700, respectively, for the year ended December 31, 1996. In the opinion of the Managing General Partner, the Partnership's properties are adequately insured and serviced by all necessary utilities.

  c) Represents the total number of tenants, as well as the number of tenants, in parenthesis, that individually occupy more than 10% of the net leasable square footage of the property.

  d) The Partnership owns a 50% joint venture interest in this property.

  e) The Partnership leases the land on which this property is situated.

  f) Sole tenant vacated building on December 14, 1996.

The following table presents each of the Partnership's properties' occupancy rates as of December 31 for each of the last five years:

     Property Name   1996   1995   1994   1993   1992
    ---------------  ----   ----   ----   ----   ----
    Lakewood           95%    96%    84%    86%    94%

    Foxhall            89%    83%    88%    85%    82%

    Peachtree          96%    90%    81%    77%    85%

    Featherwood         0%   100%   100%   100%   100%


The amounts in the following table represent each of the Partnership properties' average annual rental rate per square foot for each of the last five years ended December 31 which were computed by dividing each property's base rental revenues by its average occupied square footage:

     Property Name    1996     1995     1994     1993     1992
    ---------------  ------   ------   ------   ------   ------
    Lakewood         $14.09   $13.67   $14.56   $14.17   $15.15

    Foxhall          $22.80   $22.99   $22.64   $21.94   $21.94

    Peachtree        $11.61   $11.73   $11.62   $11.95   $12.41

    Featherwood      $11.63   $11.18   $10.61   $10.05   $10.23

-------  ----------

The following table summarizes the principal provisions of the leases for the tenants which occupy ten percent or more of the rentable square footage at each of the Partnership's properties. No individual tenant at Foxhall or Featherwood occupies ten percent or more of the rentable square footage of those buildings.


                              Partnership's Share of per annum
                                     Base Rents (a) for                                 Percentage of Net        Renewal
                           -------------------------------------                             Leasable            Options
                                                 Final Twelve      Expiration Date of     Square Footage         (Renewal
                                 1997          Months of Lease           Lease              Occupied         Options/Years)
                           -------------------------------------   ------------------   ------------------   --------------
Lakewood
--------
Cost Plus
  (specialty store)            $123,500            $123,500             10/28/07               13%                 2/10

Peachtree
---------

Railcar Management, Inc.
  (railway management)         $278,800            $319,400             12/26/01               15%                 None

Jacor Communications, Inc.
  (radio broadcasting)         $278,900            $367,500              8/31/07               16%                 None

     a) The Partnership's share of per annum base rents for each of the tenants listed above for the years between 1997 and the final twelve months of each of the above leases is no lesser or greater than the amounts listed in the above table.

The amounts in the following table represent the Partnership's portion of leases in the year of expiration (assuming no lease renewals) for the Partnership through the year ended December 31, 2006:

                 Number                                Base Rents in Year                 % of Total
Year          of Tenants          Square Feet           of Expiration (a)                 Base Rents (b)
----          ----------          -----------        ----------------------               --------------
1997              16                 19,418                $128,944                            3.21%
1998              25                 71,948                $317,311                            8.77%
1999              20                 44,027                $382,538                           12.18%
2000               8                 20,496                $151,118                            5.48%
2001              20                 71,081                $666,005                           28.64%
2002               4                 11,167                $ 92,151                            5.69%
2003              14                 28,794                $222,028                           15.65%
2004               1                  2,913                $ 43,551                            3.60%
2005               7                 38,364                $250,037                           24.50%
2006               7                 20,572                $112,736                           16.62%


     a) Represents the Partnership's portion of base rents to be collected on expiring leases.

-------   ----------

  b) Represents the Partnership's portion of base rents to be collected on expiring leases as a percentage of the Partnership's portion of the total base rents to be collected on leases in effect as of December 31, 1996.

ITEM 3.   LEGAL PROCEEDINGS
-------   -----------------

(a & b) The Partnership and its properties were not a party to, nor the subject of, any material pending legal proceedings, nor were any such proceedings terminated during the quarter ended December 31, 1996. Ordinary routine litigation incidental to the business which is not deemed material was pursued during the quarter ended December 31, 1996.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

(a,b,c & d)    None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S EQUITY AND RELATED SECURITY HOLDER MATTERS

There has not been, nor is there expected to be, a public market for Units.

As of March 1, 1997, there were 8,147 Holders of Units.

ITEM 6. SELECTED FINANCIAL DATA

                                       For the Years Ended December 31,
                          -----------------------------------------------------------
                             1996        1995        1994        1993        1992
--------------------------------------------------------------------------------------
Total revenues            $ 5,074,600 $ 4,946,700 $ 4,684,100 $ 4,682,700 $ 5,742,100
Net income (loss)         $ 1,389,800 $   173,300 $   434,400 $ 1,167,800 $  (194,800)
Net income (loss)
 allocated to Limited
 Partners                 $ 1,478,900 $   276,900 $   532,200 $ 1,262,200 $  (199,800)
Net income (loss)
 allocated to Limited
 Partners per Unit
 (60,000 Units
 outstanding)             $     24.65 $      4.62 $      8.87 $     21.04 $     (3.33)
Total assets              $28,137,300 $28,553,900 $29,792,600 $30,524,900 $30,432,200
Distributions to Limited
 Partners per Unit
 (60,000 Units
 outstanding) (a)         $     28.00 $     25.68 $     23.32 $     13.32 $    102.12
Return of capital to
 Limited Partners per
 Unit (60,000 Units
 outstanding) (b)         $      3.35 $     21.06 $     14.45         N/A $    102.12
OTHER DATA: Investment
 in commercial rental
 properties (net of
 accumulated
 depreciation and
 amortization)            $23,837,900 $24,149,000 $25,324,600 $25,990,100 $26,455,500
Number of real property
 interests owned at
 December 31                        4           4           4           4           4
--------------------------------------------------------------------------------------

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

The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by generally accepted accounting principles ("GAAP"):

                                        For the Years Ended December 31,
                          ----------------------------------------------------------------
                              1996         1995         1994         1993         1992
-------------------------------------------------------------------------------------------
Cash Flow (as defined in
 the Partnership
 Agreement) (a)           $  2,533,800  $ 2,443,600  $ 2,069,000  $ 2,346,700  $ 2,953,900
Items of reconciliation:
 Changes in assets and
  liabilities:
 Decrease (increase) in
  current assets                76,700       79,400       59,500      (29,000)     (21,100)
 (Decrease) increase in
  current liabilities         (162,600)      85,600       61,000        7,600       69,000
-------------------------------------------------------------------------------------------
Net cash provided by
 operating activities     $  2,447,900  $ 2,608,600  $ 2,189,500  $ 2,325,300  $ 3,001,800
-------------------------------------------------------------------------------------------
Net cash (used for)
 provided by investing
 activities               $(1,132,900)  $(1,094,700) $  (969,200) $  (713,500) $ 5,025,000
-------------------------------------------------------------------------------------------
Net cash (used for)
 financing activities     $(1,643,800)  $(1,497,600) $(1,227,600) $(1,082,700) $(6,147,100)
-------------------------------------------------------------------------------------------

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

One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. The Partnership, in addition to being in the operation of properties phase, is in the disposition phase of its life cycle. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales. Partnership operating results are generally expected to decline as real property interests are sold since the Partnership no longer receives income generated from such real property interests. Through December 31, 1996 the Partnership has sold two real property investments.

The tenant occupying 100% of Featherwood vacated the property on December 14, 1996, which was the maturity date of their lease. The Managing General Partner is evaluating alternatives for the property, including costs associated with retenanting the property into a multi-tenant building or the possible sale of the property.

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the years ended December 31, 1996, 1995 and 1994. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                                 Comparative Operating Results
                                              (a)
                                For the Years Ended December 31,
                                --------------------------------
                                   1996       1995       1994
----------------------------------------------------------------
FOXHALL SQUARE BUILDING (50%)
Rental revenues                 $1,576,900 $1,643,500 $1,634,200
----------------------------------------------------------------
Property net income (b)         $  455,700 $  483,800 $  449,400
----------------------------------------------------------------
Average occupancy                      85%        85%        86%
----------------------------------------------------------------
PEACHTREE PALISADES OFFICE BUILDING
Rental revenues                 $1,486,000 $1,402,200 $1,249,000
----------------------------------------------------------------
Property net income (loss) (b)  $   72,700 $    9,300 $  (67,700)
----------------------------------------------------------------
Average occupancy                      91%        84%        80%
----------------------------------------------------------------
LAKEWOOD SQUARE SHOPPING CENTER (50%)
Rental revenues                 $1,297,700 $1,170,100 $1,168,900
----------------------------------------------------------------
Property net income             $  641,100 $  602,500 $  496,600
----------------------------------------------------------------
Average occupancy                      96%        91%        84%
----------------------------------------------------------------
12621 FEATHERWOOD BUILDING (50%)
Rental revenues                 $  506,000 $  498,700 $  456,700
----------------------------------------------------------------
Property net income (b)         $  197,300 $  154,400 $   94,800
----------------------------------------------------------------
Average
 occupancy (c)                         92%       100%       100%
----------------------------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income and general and administrative expenses or are related to properties previously owned by the Partnership.
(b) Property net income (loss) excludes provisions for value impairment which were included in the Statements of Income and Expenses for the years ended December 31, 1995 and 1994 (see Note 7 of Notes to Financial Statements for additional information).
(c) Property has been vacant since December 14, 1996.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1996 TO THE YEAR ENDED DECEMBER 31,
1995
Net income increased by $1,216,500 for the year ended December 31, 1996, when compared to the year ended December 31, 1995, which was primarily the result of $1,100,000 of provisions for value impairment recorded in 1995. Exclusive of the provisions, net income increased $116,500 for the year ended December 31, 1996 when compared to the year ended December 31, 1995. The increase was primarily due to improved operating results at Peachtree Palisades East Office Building ("Peachtree"), Featherwood and Lakewood Square Shopping Center ("Lakewood") as well as decreased general and administrative expenses due to reduced printing and mailing costs. Partially offsetting the increase in net income was diminished operating results at Foxhall Square Building ("Foxhall").

Rental revenues increased by $153,100 or 3.2% for the year ended December 31, 1996, when compared to the year ended December 31, 1995. The primary factors which caused the increase in rental revenues for the comparable periods were:
1) increased base rental income at Peachtree as a result of increases in the average occupancy and the revenues generated by the parking facility, partially offset by a decrease in real estate tax escalation income; 2) increased base rents and tenant expense reimbursements for common area maintenance at Lakewood primarily due to an increase in occupancy; and 3) increased real estate tax escalation income at Featherwood.

Real estate tax expense increased by $33,500 for the year ended December 31, 1996 when compared to the year ended December 31, 1995 primarily due to the 1995 receipts of refunds for 1993/1994 real estate taxes at Lakewood and for 1992 real estate taxes at Peachtree. Real estate tax expense, exclusive of the refunds, decreased as a result of decreases in the assessed valuations of Foxhall and Featherwood.

Property operating expenses increased by $24,300 for the year ended December 31, 1996 when compared to the year ended December 31, 1995. The increase was primarily due to an increase in utilities at Foxhall and an increase in security costs at Lakewood.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


COMPARISON OF THE YEAR ENDED DECEMBER 31, 1995 TO THE YEAR ENDED DECEMBER 31,
1994
Net income for the year ended December 31, 1995 decreased by $261,100 when compared to the year ended December 31, 1994. The effects of provisions for value impairment recorded for the years ended December 31, 1995 and 1994 of $1,100,000 and $500,000, respectively, had a significant impact on the comparison of net income. For additional information regarding provisions for value impairment, see Note 7 of Notes to Financial Statements.

Net income for the year ended December 31, 1995, exclusive of the provisions for value impairment, increased by $338,900 when compared to the year ended December 31, 1994. The increase in net income for the years under comparison was primarily due to: 1) improved operating results at all of the Partnership's properties totaling $276,900; 2) increased interest income of $57,900 resulting from an increase in rates available on the Partnership's short-term investments and 3) decreased general and administrative costs of $4,100 resulting from a decrease in data processing and appraisal fees partially offset by increases in personnel costs and printing and mailing costs.

Rental revenues increased by $204,700 or 4.5% for the year ended December 31, 1995, when compared to the year ended December 31, 1994. Rental revenues increased at all of the Partnership's properties due to: 1) increased base rents at Peachtree resulting from an increase in occupancy; 2) increased base rents, tenant expense reimbursements and income from the operations of the parking garage at Foxhall; 3) increased base rents and tenant reimbursements for real estate taxes and common area costs charged to the sole tenant at Featherwood and 4) increased base rents at Lakewood primarily due to an increase in occupancy, partially offset by a decrease in tenant reimbursements for real estate taxes due to the receipt of real estate tax refunds for the 1993/1994 and 1994/1995 tax years.

Real estate tax expense decreased by $89,100 for the year ended December 31, 1995 when compared to the year ended December 31, 1994. The decrease was primarily due to the receipt of refunds in 1995 of $27,800 for 1993/1994 and $29,400 for 1994/1995 real estate taxes at Lakewood and $38,700 for 1992 real estate taxes at Peachtree. Also contributing to the decrease was a decrease in real estate taxes at Featherwood resulting from decreases in the assessed value and the tax rate. Although the assessed value at Foxhall has decreased and the actual taxes paid in 1995 were lower than in 1994, real estate tax expense was higher in 1995 due to the fact that 1994 included a refund for real estate taxes for the 1992/1993 tax year.

Depreciation and amortization expense increased by $35,700 for the year ended December 31, 1995 when compared to the year December 31, 1994. The increase was due to the fact that periodic depreciation and amortization expense for assets placed in service in 1995 exceeded the periodic depreciation and amortization expense for certain assets whose depreciable and amortizable lives expired in 1994.

Insurance expense decreased by $17,300 for the year ended December 31, 1995, when compared to the year ended December 31, 1994. This decrease was primarily due to lower group rates on the Partnership's combined insurance coverage as a result of a minimal amount of claims made over the past several years.

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

The rate of inflation has remained relatively stable during the years under comparison and has had a minimal impact on the operating results of the Partnership. The nature of various tenants lease clauses protects the Partnership, to some extent, from increases in the rate of inflation. Certain of the lease clauses provide for the following: 1) annual rent increases based on the Consumer Price Index or graduated rental increases; 2) percentage rentals at shopping centers, for which the Partnership receives as additional rent a percentage of a tenant's sales over predetermined amounts and 3) total or partial tenant reimbursement of property operating expenses (e.g., common area maintenance, real estate taxes, etc.).

LIQUIDITY AND CAPITAL RESOURCES
A primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. Cash Flow (as defined in the Partnership Agreement) is generally not equal to Partnership net income or cash flow as determined by GAAP, since certain items are treated differently under the Partnership Agreement than under GAAP. The Managing General Partner believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flow as determined by GAAP. The second table in Selected Financial Data includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not necessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flows.

Cash Flow (as defined in the Partnership Agreement) increased by $90,200 for the year ended December 31, 1996 when compared to the year ended December 31, 1995. This increase was primarily due to the increase in net income, exclusive of depreciation, amortization, and provisions for value impairment for the comparable periods, as previously discussed.

The decrease in the Partnership's cash position of $328,800 as of December 31, 1996 when compared to December 31, 1995 was primarily the result of investments in debt securities, distributions paid to partners and payments for capital and tenant improvements exceeding net cash provided by operating activities. Liquid assets of the Partnership as of December 31, 1996 were comprised of undistributed cash from operations retained for working capital purposes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


Net cash provided by operating activities continues to be the Partnership's primary source of funds. Net cash provided by operating activities for the year ended December 31, 1996 was $2,447,900, a $160,700 decrease when compared to the year ended December 31, 1995. This decrease was primarily due to the 1995 receipt of a rebate for the replacement of the air conditioner and the timing of the payments of expenses at Foxhall. Partially offsetting the decrease was the timing of the receipt of rental payments at Peachtree, Foxhall and Featherwood.

The increase in net cash used for investing activities of $38,200 for the year ended December 31, 1996 when compared to the year ended December 31, 1995 was due to 1996 investments in debt securities, partially offset by a decrease in expenditures for capital and tenant improvements and leasing costs at the Partnership's properties. The increase in investments in debt securities is a result of the extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts while they are held for working capital purposes. These investments are of investment-grade and generally mature less than one year from their date of purchase. The Partnership maintains working capital reserves to pay for capital and tenant and leasing costs. During the year ended December 31, 1996, the Partnership spent $832,900 for building and tenant improvements and leasing costs and has budgeted to spend approximately $650,000 during the year ending December 31, 1997. Included in the 1997 budgeted amount are capital and tenant improvements and leasing costs of approximately $325,000, $250,000 and $75,000 at Foxhall, Peachtree and Lakewood, respectively. The Managing General Partner believes these expenditures are necessary to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and prepare the properties for eventual disposition.

The increase in net cash used for financing activities of $146,200 for the year ended December 31, 1996 when compared to the year ended December 31, 1995 was due primarily to an increase in distributions paid to Limited Partners.

On December 14, 1996, the sole tenant occupying Featherwood vacated the premises upon the expiration of their lease. The Managing General Partner is currently marketing the property for sale, however, if a satisfactory sale cannot be completed, the Managing General Partner will attempt to retenant the building. The retenanting of the building is projected to cost the Partnership as much as $600,000 if the building is converted from single tenant to multi-tenant use.

In December 1996, the Managing General Partner became aware of the existence of hazardous substances in the ground under Lakewood. The source of the hazardous substance is believed to emanate from a tenant operating a dry cleaning business at Lakewood. The Partnership and its Affiliated partner in the joint venture which owns Lakewood are currently utilizing consultants to evaluate the matter and propose courses of action. The effects on the Partnership cannot be determined at this time as the costs associated with this matter are not yet determinable.

The Managing General Partner continues to take a conservative approach to projections of future rental income and to maintain higher levels of cash reserves due to the anticipated capital and tenant improvements and leasing costs necessary to be made at the Partnership's properties during the next several years. As a result of this, cash continues to be retained to supplement working capital reserves. For the year ended December 31, 1996, Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital was $853,800.

Distributions to Limited Partners for the quarter ended December 31, 1996 were declared in the amount of $420,000 or $7.00 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Limited Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the Managing General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amounts of cash for future distributions to Partners.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)  DIRECTORS


     The Partnership has no directors. First Capital Financial Corporation ("FCFC") is the Managing General Partner. The directors of FCFC, as of March 28, 1997, are shown in the table below. Directors serve for one year or until their successors are elected. The next annual meeting of FCFC will be held in June 1997.


       Name                                                Office
       ----                                                ------
  Samuel Zell....................................... Chairman of the Board
  Douglas Crocker II................................ Director
  Sheli Z. Rosenberg................................ Director

     Samuel Zell, 55, has been a Director of the Managing General Partner since 1983 (Chairman of the Board since December 1985) and is Chairman of the Board of Equity Financial and Management Company ("EFMC") and Equity Group Investments, Inc. ("EGI"), and is a trustee and beneficiary of a general partner of Equity Holdings Limited, an Illinois Limited Partnership, a privately owned investment partnership. He is also Chairman of the Board of Directors of Chart House Enterprises, Inc., Ramco Energy plc, TeleTech Holdings Inc., Anixter International Inc, American Classic Voyages Co and Manufactured Home Communities, Inc. ("MHC"). He is Chairman of the Board of Trustees of Equity Residential Properties Trust. He is a director of Quality Food Centers, Inc. ("QFC") and Sealy Corporation. He is Chairman of the Board of Directors and Chief Executive Officer of Capsure Holdings Corp. and Co.-Chairman of the Board of Revco D.S., Inc.

     Douglas Crocker II, 56, has been President and Chief Executive Officer since December 1992 and a Director since January 1993 of the Managing General Partner. Mr. Crocker has been an Executive Vice President of EFMC since November 1992. Mr. Crocker has been President, Chief Executive Officer and trustee of Equity Residential Properties Trust since March 31, 1993. He was President of Republic Savings Bank, F.S.B. ("Republic") from 1989 to June 1992 at which time the Resolution Trust Company took control of Republic. Mr. Crocker is a member of the Board of Directors of Horizon Group, Inc.

     Sheli Z. Rosenberg, 55, was President and Chief Executive Officer of the Managing General Partner from December 1990 to December 1992 and has been a Director of the Managing General Partner since September 1983; was Executive Vice President and General Counsel for EFMC from October 1980 to November 1994; has been President and Chief Executive Officer of EFMC and EGI since November 1994; has been a Director of Great American Management and Investment Inc. ("Great American") since June 1984 and is a director of various subsidiaries of Great American. She is also a director of Anixter International Inc., Capsure Holdings Corp., American Classic Voyages Co., Jacor Communications, Inc., Revco D.S., Inc., Sealy Corporation, QFC and MHC. She is also a trustee of Equity Residential Properties Trust. Ms. Rosenberg is a Principal of Rosenberg & Liebentritt, P.C., counsel to the Partnership, the Managing General Partner and certain of their Affiliates. She had been Vice President of First Capital Benefit Administrators, Inc. ("Benefit Administrators") since July 22, 1987 until its liquidation in November 1995. Benefit Administrators filed for protection under the Federal Bankruptcy laws on January 3, 1995.

(b, c & e) EXECUTIVE OFFICERS

     The Partnership does not have any executive officers. The executive officers of the Managing General Partner as of March 28, 1997 are shown in the table. All officers are elected to serve for one year or until their successors are elected and qualified.


       Name                                           Office
       ----                                           ------
  Douglas Crocker II..................... President and Chief Executive Officer
  Gus J. Athas........................... Senior Vice President
  Norman M. Field........................ Vice President - Finance and Treasurer

     PRESIDENT AND CEO- See Table of Directors above.

     Gus J. Athas, 60, has been Senior Vice President of the Managing General Partner since March 1995. Mr. Athas has served as Senior Vice President, General Counsel and Assistant Secretary of Great American since March 1995. Mr. Athas has served as Senior Vice President, General Counsel and Secretary of Falcon Building Products, Inc. since March 1994 and served as Vice President and Secretary from January 1994 to March 1994. Mr. Athas has served as Senior Vice President, General Counsel and Secretary of Eagle Industries, Inc. ("Eagle") since May 1993. From September 1992 to May 1993, Mr. Athas was Vice President, General Counsel and Secretary of Eagle. From November 1987 to September 1992, Mr. Athas served as Vice President, General Counsel and Assistant Secretary of Eagle.

     Norman M. Field, 48, has been Vice President of Finance and Treasurer of the Managing General Partner since February 1984, and also served as Vice President and Treasurer of Great American from July 1983 until March 1995. Mr. Field had been Treasurer of Benefit Administrators since July 22, 1987 until its liquidation in November 1995. Benefit Administrators filed for protection under the Federal bankruptcy laws on January 3, 1995. He was Chief Financial Officer of Equality Specialties, Inc. ("Equality"), a subsidiary of Great American, from August 1994 to April 1995. Equality was sold in April 1995.

(d)  FAMILY RELATIONSHIPS

     There are no family relationships among any of the foregoing directors and officers.

(f)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     With the exception of the bankruptcy matter disclosed under Items 10 (a),
     (b), (c) and (e), there are no involvements in certain legal proceedings among any of the foregoing directors and officers.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

(a,b,c & d) As stated in Item 10, the Partnership has no officers or directors. Neither the Managing General Partner, nor any director or officer of the Managing General Partner, received any direct remuneration from the Partnership during the year ended December 31, 1996. However, the Managing General Partner and Affiliates of the Managing General Partner do compensate the directors and officers of the Managing General Partner. For additional information see Item 13 (a) Certain Relationships and Related Transactions.

(e)  None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

(a) As of March 1, 1997 no person owned of record or was known by the Partnership to own beneficially more than 5% of the Partnership's 60,000 Units then outstanding.

(b) The Partnership has no directors or executive officers. As of March 1, 1997, the executive officers and directors of First Capital Financial Corporation, the Managing General Partner, as a group, did not own any Units.

(c)  None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

(a) Certain Affiliates of the Managing General Partner, provide leasing, property management and supervisory services to the Partnership. Compensation for these property management services may not exceed 6% of the gross receipts from the property being managed where the Managing General Partner or Affiliates provide leasing, re-leasing, or leasing related services, or 3% of gross receipts where the Managing General Partner or Affiliates do not perform leasing, re-leasing or leasing related services. For the year ended December 31, 1996, these Affiliates were entitled to supervisory and property management and leasing fees of approximately $198,800. In addition, other Affiliates of the Managing General Partner was entitled to compensation and reimbursements of approximately $95,100 from the Partnership for insurance, personnel, and other miscellaneous services. Services of Affiliates shall be on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons. As of December 31, 1996 total fees and reimbursements of $20,500 were due to Affiliates.

     Jacor Communications, Inc. ("Jacor"), a radio broadcasting company, of which an approximate 43% interest is owned by Zell Chilmark Fund LP, an Affiliate of the Managing General Partner, is obligated to the Partnership under a lease for office space at Peachtree. During the year ended December 31, 1996, Jacor paid rent of $207,000. The rent paid by Jacor is comparable to that paid by other tenants at Peachtree.

      As of December 31, 1996, the Partnership has a recorded liability in the total amount of $403,000 payable to the Managing General Partner for real estate commissions earned in connection with the sale of Partnership properties. Under the terms of the Partnership Agreement, these commissions will not be paid until such time as Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution plus a cumulative return (including all Cash Flow which has been distributed to the Limited Partners from the initial date of investment) of 6% simple interest per annum on their Capital Investment.

     In accordance with the Partnership Agreement, subsequent to March 31, 1983, the Termination of the Offering, the General Partners are entitled to 10% of distributable Cash Flow (as defined by the Partnership Agreement) as their Subordinated Partnership Management Fee, provided that Limited Partners first receive specified non-cumulative annual rates of return on their Capital Investment.

     In accordance with the Partnership Agreement, Net Profits (exclusive of depreciation and Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners' Subordinated Partnership Management Fee or 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners, in an amount equal to the aggregate amount of depreciation previously allocated to them; second, to the General Partners and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; third, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and fourth, the balance, if any, to the Limited Partners. Net Losses (exclusive of depreciation and Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. All depreciation is allocated 10% to the General Partners and 90% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners' capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (collectively, the "Excess Balances"), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. The General Partners were not entitled to cash distributions for the year ended December 31, 1996. For the year ended December 31, 1996, the General Partners were allocated Net (Losses) of $(89,100).

(b) Rosenberg & Liebentritt, P.C. ("Rosenberg"), serves as legal counsel to the Partnership, the Managing General Partner and certain of their Affiliates. Sheli Z. Rosenberg, President and Chief Executive Officer of the Managing General Partner from December 1990 to December 1992 and a director of the Managing General Partner since September 1983, is a Principal of Rosenberg. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could have been obtained from unaffiliated persons. Total legal fees paid to Rosenberg for the year ended December 31, 1996 were $35,300.

(c)  No management person is indebted to the Partnership.

(d)  None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------  ----------------------------------------------------------------

(a,c & d) (1,2 & 3) See Index of Financial Statements, Schedule and Exhibits on page A-1 of Form 10-K.

(b)  Reports on Form 8-K:

     There were no reports filed on Form 8-K for the quarter ended December 31, 1996.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 1

                               BY:  FIRST CAPITAL FINANCIAL CORPORATION
                                     MANAGING GENERAL PARTNER

Dated:    March 28, 1997       By:  /s/      DOUGLAS CROCKER II
          --------------             --------------------------------------
                                             DOUGLAS CROCKER II
                                     President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ SAMUEL ZELL            March 28, 1997   Chairman of the Board and Director
-------------------------  ---------------  of the Managing General Partner
    SAMUEL ZELL

/s/ DOUGLAS CROCKER II     March 28, 1997   President, Chief Executive Officer
-------------------------  ---------------  and Director of the Managing General
    DOUGLAS CROCKER II                      Partner

/s/ SHELI Z. ROSENBERG     March 28, 1997   Director of the Managing General
-------------------------  ---------------  Partner
    SHELI Z. ROSENBERG

/s/ GUS J. ATHAS           March 28, 1997   Senior Vice President
-------------------------  --------------
    GUS J. ATHAS

/s/ NORMAN M. FIELD        March 28, 1997   Vice President--Finance and
-------------------------  --------------   Treasurer
    NORMAN M. FIELD

             INDEX OF FINANCIAL STATEMENTS, SCHEDULE AND EXHIBITS

               FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT


                                                     Pages
                                                 -------------

Report of Independent Auditors                        A-2

Balance Sheets as of December
 31, 1996 and 1995                                    A-3


Statements of Partners' Capital
 for the Years Ended December
 31, 1996, 1995, 1994                                 A-3


Statements of Income and
 Expenses for the Years Ended
 December 31, 1996, 1995, 1994                        A-4


Statements of Cash Flows for the
 Years Ended December 31, 1996,
 1995, 1994                                           A-4


Notes to Financial Statements                     A-5 to A-7

SCHEDULE FILED AS PART OF THIS REPORT

III - Real Estate and Accumulated
 Depreciation as of December 31, 1996             A-8 and A-9

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

EXHIBIT (10) An amendment to the Lease Agreement for a tenant whose 1997 budgeted rental income payments exceeded 10% of one of the Partnership's properties.

EXHIBIT (13)  Annual Report to Security Holders

The 1995 Annual Report to Limited Partners is being sent under separate cover, not as a filed document and not via EDGAR, for the information of the Commission.

EXHIBIT (27)  Financial Data Schedule

                        REPORT OF INDEPENDENT AUDITORS



Partners
First Capital Institutional Real Estate, Ltd. - 1
Chicago, Illinois


We have audited the accompanying balance sheets of First Capital Institutional Real Estate, Ltd. - 1 as of December 31, 1996 and 1995, and the related statements of income and expenses, partners' capital and cash flows for each of the three years in the period ended December 31, 1996, and the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Institutional Real Estate, Ltd. - 1 at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                         Ernst & Young LLP


Chicago, Illinois
March 14, 1997

BALANCE SHEETS
December 31, 1996 and 1995
(All dollars rounded to nearest 00s)

                                                     1996         1995
---------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                            $  5,501,700  $ 5,501,700
 Buildings and improvements                        31,417,700   30,584,800
---------------------------------------------------------------------------
                                                   36,919,400   36,086,500
 Accumulated depreciation and amortization        (13,081,500) (11,937,500)
---------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                    23,837,900   24,149,000
Cash and cash equivalents                           3,926,100    4,254,900
Investment in debt securities                         300,000
Rents receivable                                       60,200      149,800
Other assets                                           13,100          200
---------------------------------------------------------------------------
                                                 $ 28,137,300  $28,553,900
---------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses           $    263,000  $   432,500
 Due to Affiliates                                     20,500       21,900
 Real estate commissions due to Managing General
  Partner                                             403,000      403,000
 Security deposits                                    147,200      145,800
 Distributions payable                                420,000      385,200
 Other liabilities                                    117,300      109,000
---------------------------------------------------------------------------
                                                    1,371,000    1,497,400
---------------------------------------------------------------------------
Partners' (deficit) capital:
 General Partners                                    (448,400)    (359,300)
 Limited Partners (60,000 Units issued and
  outstanding)                                     27,214,700   27,415,800
---------------------------------------------------------------------------
                                                   26,766,300   27,056,500
---------------------------------------------------------------------------
                                                 $ 28,137,300  $28,553,900
---------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the years ended December 31, 1996, 1995 and 1994
(All dollars rounded to nearest 00s)

                                            General     Limited
                                           Partners    Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit) capital, January 1,
 1994                                      $(157,900) $29,546,700  $29,388,800
Net (loss) income for the year ended
 December 31, 1994                           (97,800)     532,200      434,400
Distributions for the year ended December
 31, 1994                                              (1,399,200)  (1,399,200)
-------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1994                                       (255,700)  28,679,700   28,424,000
Net (loss) income for the year ended
 December 31, 1995                          (103,600)     276,900      173,300
Distributions for the year ended December
 31, 1995                                              (1,540,800)  (1,540,800)
-------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1995                                       (359,300)  27,415,800   27,056,500
Net (loss) income for the year ended
 December 31, 1996                           (89,100)   1,478,900    1,389,800
Distributions for the year ended December
 31, 1996                                              (1,680,000)  (1,680,000)
-------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1996                                      $(448,400) $27,214,700  $26,766,300
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the years ended December 31, 1996, 1995 and 1994
(All dollars rounded to nearest 00s except per Unit amounts)

                                             1996        1995        1994
-----------------------------------------------------------------------------
Income:
 Rental                                   $4,866,600  $4,713,500  $4,508,800
 Interest                                    208,000     233,200     175,300
-----------------------------------------------------------------------------
                                           5,074,600   4,946,700   4,684,100
-----------------------------------------------------------------------------
Expenses:
 Depreciation and amortization             1,144,000   1,170,300   1,134,600
 Property operating:
  Affiliates                                 227,200     199,200     221,900
  Nonaffiliates                              998,900   1,002,600     988,500
 Real estate taxes                           377,500     344,000     433,100
 Insurance--Affiliate                         60,400      46,300      63,600
 Repairs and maintenance                     692,200     702,700     694,400
 General and administrative:
  Affiliates                                  37,800      47,300      37,000
  Nonaffiliates                              146,800     161,000     176,600
 Provisions for value impairment                       1,100,000     500,000
-----------------------------------------------------------------------------
                                           3,684,800   4,773,400   4,249,700
-----------------------------------------------------------------------------
Net income                                $1,389,800  $  173,300  $  434,400
-----------------------------------------------------------------------------
Net (loss) allocated to General Partners  $  (89,100) $ (103,600) $  (97,800)
-----------------------------------------------------------------------------
Net income allocated to Limited Partners  $1,478,900  $  276,900  $  532,200
-----------------------------------------------------------------------------
Net income allocated to Limited Partners
 per Unit (60,000 Units outstanding)      $    24.65  $     4.62  $     8.87
-----------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the years ended December 31, 1996, 1995 and 1994
(All dollars rounded to nearest 00s)

                                                  1996        1995        1994
----------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                    $1,389,800  $  173,300  $  434,400
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                 1,144,000   1,170,300   1,134,600
  Provisions for value impairment                           1,100,000     500,000
  Changes in assets and liabilities:
   Decrease (increase) in rents receivable         89,600     (82,500)    179,300
   (Increase) decrease in other assets            (12,900)    161,900    (119,800)
   (Decrease) increase in accounts payable
    and accrued expenses                         (169,500)     69,500      41,500
   (Decrease) increase in due to Affiliates        (1,400)    (22,800)     16,000
   Increase in other liabilities                    8,300      38,900       3,500
----------------------------------------------------------------------------------
    Net cash provided by operating activities   2,447,900   2,608,600   2,189,500
----------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements    (832,900) (1,094,700)   (969,200)
 (Increase) in investments in debt securities    (300,000)
----------------------------------------------------------------------------------
    Net cash (used for) investing activities   (1,132,900) (1,094,700)   (969,200)
----------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                (1,645,200) (1,505,400) (1,249,100)
 Increase in security deposits                      1,400       7,800      21,500
----------------------------------------------------------------------------------
    Net cash (used for) financing activities   (1,643,800) (1,497,600) (1,227,600)
----------------------------------------------------------------------------------
Net (decrease) increase in cash and cash
 equivalents                                     (328,800)     16,300      (7,300)
Cash and cash equivalents at the beginning of
 the year                                       4,254,900   4,238,600   4,245,900
----------------------------------------------------------------------------------
Cash and cash equivalents at the end of the
 year                                          $3,926,100  $4,254,900  $4,238,600
----------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

                FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.-1
NOTES TO FINANCIAL STATEMENTS

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

Commercial rental properties are recorded at cost, net of any provisions for value impairment, and depreciated (exclusive of amounts allocated to land) on the straight-line method over their estimated useful lives. Upon classifying a commercial rental property as held for disposition, no depreciation or amortization of such property is provided for in the financial statements. Lease acquisition fees are recorded at cost and amortized on the straight-line method over the life of the each respective lease. Maintenance and repair costs are expensed against operations as incurred; expenditures for improvements are capitalized to the appropriate property accounts and depreciated on the straight-line method over the estimated life of such improvements.

During the first quarter of 1996, the Partnership adopted Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Standard"). The Standard established guidance for determining if the value of defined assets is impaired, and if so, how impairment losses should be measured and reported in the financial statements. Management is not aware of any indicator that would result in any significant impairment loss. The Standard also addressed the accounting for long-lived assets to be disposed of. Evaluation of the potential impairment of the value of the Partnership's assets is performed on an individual property basis.

Cash equivalents are considered all highly liquid investments with maturity of three months or less when purchased.

Investments in debt securities are comprised of obligations of the United States government totaling $300,000 and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements which approximated fair market value. All of these securities had a maturity of less than one year when purchased.

The Partnership's financial statements include financial instruments, including receivables and trade liabilities. The fair value of all financial instruments, including cash and cash equivalents, was not materially different from their carrying value at December 31, 1996 and 1995.

Certain reclassifications have been made to the previously reported 1995 and 1994 statements in order to provide comparability with the 1996 statements. These reclassifications have no effect on net (loss) income or Partners' (deficit) capital.

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

                FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.-1
In accordance with the Partnership Agreement, Net Profits (exclusive of depreciation and Net Profits from the sale, disposition, or provision for value impairment of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners' Subordinated Partnership Management Fee or 1% of such Net Profits; second, the balance, if any, to the Limited Partners. Net Profits from the sale, disposition, or provision for value impairment of a Partnership property are allocated: first, to the General Partners, in an amount equal to the aggregate amount of depreciation previously allocated to them; second, to the General Partners and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; third, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale Proceeds to be distributed to the General Partners with respect to the sale, disposition, or provision for value impairment of such property or 1% of such Net Profits; and fourth, the balance, if any, to the Limited Partners. Net Losses (exclusive of depreciation and Net Losses from the sale, disposition, or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. All depreciation is allocated 10% to the General Partners and 90% to the Limited Partners. Net Losses from the sale, disposition, or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners' capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (collectively, the "Excess Balances"), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition, or provision for value impairment of a Partnership property. The General Partners were not entitled to cash distributions for the years ended December 31, 1996, 1995 and 1994. During the year ended December 31, 1996, the General Partners were allocated a Net (Loss) of $(89,100). During the year ended December 31, 1995, the General Partners were allocated a Net (Loss) of $(103,600) which included a (loss) from provisions for value impairment of $(11,000). During the year ended December 31, 1994, the General Partners were allocated a Net (Loss) of $(97,800) which included a (loss) from provision for value impairment of $(5,000).

Affiliates of the Managing General Partner provide property management services to the Partnership for management fees ranging from 1% to 6% of rents collected plus reimbursement of specified costs.

Fees and reimbursements paid and payable by the Partnership to Affiliates for the years ended December 31, 1996, 1995 and 1994 were as follows:

                                  1996             1995             1994
                            ---------------- ---------------- ----------------
                              Paid   Payable   Paid   Payable   Paid   Payable
------------------------------------------------------------------------------
Property management and
 leasing fees               $194,300 $17,500 $195,400 $13,000 $179,200 $40,300
Reimbursement of property
 insurance premiums, at
 cost                         60,400    None   46,300    None   61,700    None
Reimbursement of expenses,
 at cost:
 --Accounting                 24,900   2,400   18,600   5,900   19,800   2,000
 --Investor communication     15,700     600   23,200   3,000   14,900   2,400
 --Legal                      35,300    None   37,600    None   38,400    None
------------------------------------------------------------------------------
                            $330,600 $20,500 $321,100 $21,900 $314,000 $44,700
------------------------------------------------------------------------------

As of December 31, 1996, the Partnership has a recorded liability in the total amount of $403,000 payable to the Managing General Partner for real estate commissions earned in connection with the sale of Partnership properties in prior years. Under the terms of the Partnership Agreement, these commissions will not be paid until such time as Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution plus a cumulative return (including all Cash Flow which has been distributed to the Limited Partners from the initial date of investment) of 6% simple interest per annum on their Capital Investment.

Jacor Communications, Inc. ("Jacor"), a radio broadcasting company, which is approximately 43% owned by Zell Chilmark Fund LP, an Affiliate of the Managing General Partner, is obligated to the Partnership under a lease for office space at Peachtree Palisades East Office Building. For the year ended December 31, 1996, Jacor paid approximately $207,000 in total rents. The rent paid by Jacor is comparable to that paid by other tenants at this property.

3. FUTURE MINIMUM RENTALS:

The Partnership's share of future minimum rental income due on non-cancelable leases as of December 31, 1996 were as follows:

                    1997        $ 4,014,500
                    1998          3,618,300
                    1999          3,141,300
                    2000          2,758,900
                    2001          2,325,600
                    Thereafter    6,596,800
                             --------------
                                $22,455,400
                             --------------

The Partnership is subject to the usual business risks associated with the collection of the above-scheduled rentals. In addition to the amounts scheduled above, the Partnership expects to receive rental revenue from operating expense and real estate tax

                FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.-1 reimbursements and percentage rents. Percentage rents earned for the years ended December 31, 1996, 1995 and 1994 were $6,800, $30,800 and $22,800, respectively.

4. INCOME TAX:

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

The net effect of these accounting differences for the year ended December 31, 1996 was that net income for tax reporting purposes was less than the net income for financial statement purposes by $594,900. The aggregate cost of commercial rental properties for federal income tax purposes at December 31, 1996 was $40,629,500.

5. MANAGEMENT AGREEMENT:

On-site management for the Lakewood Square Shopping Center ("Lakewood") is provided by an independent real estate management company for fees calculated as a percentage of gross rents received from the property.

An Affiliate of the Managing General Partner provides supervisory management for this property for fees calculated as a percentage of gross rents received from this property.

6. ENVIRONMENTAL MATTER:

In December 1996, the Managing General Partner became aware of the existence of hazardous substances in the ground under Lakewood. The source of the hazardous substance is believed to emanate from a tenant operating a dry cleaning business at Lakewood. The Partnership and its Affiliated partner in the joint venture which owns Lakewood are currently utilizing consultants to evaluate the matter and propose courses of action. The effects on the Partnership cannot be determined at this time, as the costs associated with this matter are not presently determinable at this time. The financial statements do not include any adjustments that might result from the outcome of this matter.

7. PROVISIONS FOR VALUE IMPAIRMENT:

Due to regional factors and other matters affecting the Partnership's office properties there was uncertainty as to the Partnership's ability to recover the net carrying basis of certain of its properties. Accordingly, it was deemed appropriate to reduce the bases of such properties in the Partnership's financial statements during the years ended December 31, 1995 and 1994.

The provisions for value impairment were considered non-cash events for the purposes of the Statements of Cash Flow and were not utilized in the determination of Cash Flows (as defined in the Partnership Agreement). The following is a summary of the provisions for value impairment reported by the Partnership for the years ended December 31, 1995 and 1994:

             Property                1995      1994
                  -----------------------------------
             12621 Featherwood    $  300,000 $500,000
             Peachtree Palisades     600,000
             Foxhall Square          200,000
                  -----------------------------------
                                  $1,100,000 $500,000
                  -----------------------------------

                FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.-1

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1996

      Column A                     Column C                         Column D                             Column E
--------------------   ---------------------------------   ---------------------------   -------------------------------------------

                               Initial cost to                Costs capitalized                    Gross amount at which
                                 Partnership               subsequent to acquisition             carried at close of period
                      ---------------------------------   ---------------------------   --------------------------------------------

                                         Buildings                                                     Buildings
                                            and            Improve-        Carrying                       and
     Description          Land          Improvements        ments          Costs (1)       Land       Improvements      Total (2)(3)
--------------------  -----------      --------------    -----------       ---------    ----------    ------------      ------------
Shopping Center:
Lakewood Square
  Shopping Center
  (Lakewood, CA)
  (50% interest)      $ 2,652,800       $  7,988,700     $   769,100       $  40,200   $ 2,652,800   $  8,798,000      $ 11,450,800

Office Buildings:
Foxhall Square
  Building
  (Washington, D.C.)
  (50% interest)        2,351,100          5,893,400       2,346,200         188,500     2,351,100      8,228,100 (6)    10,579,200

Peachtree Palisades
  Office Building
  (Atlanta, GA)                (7)         8,273,500       4,267,800          46,400            (7)    11,987,700 (8)    11,987,700

12621 Featherwood
  Building
  (Houston, TX)
  (50% interest)          497,800          5,037,700         108,800          57,400       497,800      2,403,900 (9)     2,901,700
                      -----------       ------------     -----------       ---------   -----------   ------------      ------------

                      $ 5,501,700       $ 27,193,300     $ 7,491,900       $ 332,500   $ 5,501,700   $ 31,417,700      $ 36,919,400
                      ===========       ============     ===========       =========   ===========   ============      ============

Column B - Not Applicable.

                             Column F         Column G          Column H       Column I
                           ------------     ------------        --------     --------------
                                                                               Life on
                                                                                which
                                                                             depreciation
                                                                               in latest
                           Accumulated                                          income
                           Depreciation       Date of             Date       statements is
                               (2)          construction        Acquired       computed
                           ------------     ------------        --------     --------------
Shopping Center:
Lakewood Square
  Shopping Center
  (Lakewood, CA)                                                                  35(4)
  (50% interest)           $ 2,933,100          1982              5/84          2-10(5)

Office Buildings:
Foxhall Square
  Building
  (Washington, D.C.)                                                              35(4)
  (50% interest)             3,321,100          1972              6/84          1-10(5)

Peachtree Palisades
  Office Building                                                                 35(4)
  (Atlanta, GA)              5,493,300          1965              9/83          1-10(5)

12621 Featherwood
  Building
  (Houston, TX)
  (50% interest)             1,334,000          1983              1/85            35(4)
                          ------------

                          $ 13,081,500
                          ============

                   See accompanying notes on following page.

              FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 1

                             NOTES TO SCHEDULE III

Note 1. Consists of legal fees, appraisal fees, title costs and other related professional fees.

Note 2.  The following is a reconciliation of activity in columns E and F:

                             December 31, 1996           December 31, 1995           December 31, 1994
                       ---------------------------  --------------------------   --------------------------
                                       Accumulated                 Accumulated                  Accumulated
                           Cost       Depreciation     Cost       Depreciation       Cost      Depreciation
                       -------------  ------------  ------------  ------------   ------------  ------------
Balance at
 beginning of year      $ 36,086,500  $ 11,937,500  $ 36,091,800  $ 10,767,200   $ 35,622,600  $  9,632,500

 Additions during
  year:

  Improvements               832,900                   1,094,700                      969,200

  Provisions for
   depreciation
   and amortization                      1,144,000                   1,170,300                    1,134,700

 Deductions
  during year:

  Provisions for value
   impairment                                         (1,100,000)                    (500,000)

                        ------------  ------------  ------------  ------------   ------------  ------------
Balance at
 end of year            $ 36,919,400  $ 13,081,500  $ 36,086,500  $ 11,937,500   $ 36,091,800  $ 10,767,200
                        ============  ============  ============  ============   ============  ============

Note 3. The aggregate cost for Federal income tax purposes as of December 31, 1996 was $40,629,500.

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