Form 10-Q
period 1997-03-31
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 1
filed 1997-05-15
CIK 730212

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the period ended              March 31, 1997
                         -------------------------------------------------------

                                      OR

 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from_____________________ to ____________________


     Commission File Number                    0-12538
                           -----------------------------------------------------

               First Capital Institutional Real Estate, Ltd. - 1
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Florida                                            59-2197264
-------------------------------                            ---------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

Two North Riverside Plaza, Suite 1100, Chicago, Illinois        60606-2607
--------------------------------------------------------        ----------
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

Documents incorporated by reference:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the definitive Prospectus dated October 25, 1982, included in the Registrant's Registration Statement on Form S-11
(Registration No.2-79092), is incorporated herein by reference in Part I of this report.

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                  March 31,
                                                     1997      December 31,
                                                 (Unaudited)       1996
----------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                            $  5,501,700  $  5,501,700
 Buildings and
  improvements                                     31,625,800    31,417,700
----------------------------------------------------------------------------
                                                   37,127,500    36,919,400
Accumulated depreciation and amortization         (13,374,100)  (13,081,500)
----------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                    23,753,400    23,837,900
Cash and cash equivalents                           2,287,700     3,926,100
Investments in debt securities                      1,975,400       300,000
Rents receivable                                       50,300        60,200
Other assets                                           29,900        13,100
----------------------------------------------------------------------------
                                                 $ 28,096,700  $ 28,137,300
----------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses           $    324,100  $    263,000
 Due to Affiliates                                     18,700        20,500
 Real estate commissions due to Managing General
  Partner                                             403,000       403,000
 Distributions payable                                420,000       420,000
 Security deposits                                    150,000       147,200
 Other liabilities                                     65,800       117,300
----------------------------------------------------------------------------
                                                    1,381,600     1,371,000
----------------------------------------------------------------------------
Partners' capital:
 General Partners (deficit)                          (471,100)     (448,400)
 Limited Partners (60,000 Units issued and
  outstanding)                                     27,186,200    27,214,700
----------------------------------------------------------------------------
                                                   26,715,100    26,766,300
----------------------------------------------------------------------------
                                                 $ 28,096,700  $ 28,137,300
----------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the quarter ended March 31, 1997 (Unaudited) and the year ended December 31, 1996
(All dollars rounded to nearest 00s)

                                            General     Limited
                                           Partners    Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1996                           $(359,300) $27,415,800  $27,056,500
Net (loss) income for the year ended
 December 31, 1996                           (89,100)   1,478,900    1,389,800
Distributions for the year ended December
 31, 1996                                              (1,680,000)  (1,680,000)
-------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1996                                       (448,400)  27,214,700   26,766,300
Net (loss) income for the quarter ended
 March 31, 1997                              (22,700)     391,500      368,800
Distributions for the quarter ended
 March 31, 1997                                          (420,000)    (420,000)
-------------------------------------------------------------------------------
Partners' (deficit) capital, March 31,
 1997                                      $(471,100) $27,186,200  $26,715,100
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
FOR THE QUARTERS ENDED MARCH 31, 1997 AND 1996
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1997        1996
--------------------------------------------------------------------------
Income:
 Rental                                            $1,232,100  $1,217,000
 Interest                                              58,600      51,500
--------------------------------------------------------------------------
                                                    1,290,700   1,268,500
--------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                        292,600     280,400
 Property operating:
  Affiliates                                           56,400      73,300
  Nonaffiliates                                       262,000     249,700
 Real estate taxes                                    105,100      92,500
 Insurance--Affiliate                                  11,100      15,100
 Repairs and maintenance                              145,400     173,200
 General and administrative:
  Affiliates                                            6,100      11,000
  Nonaffiliates                                        43,200      54,400
--------------------------------------------------------------------------
                                                      921,900     949,600
--------------------------------------------------------------------------
Net income                                         $  368,800  $  318,900
--------------------------------------------------------------------------
Net (loss) allocated to General Partners           $  (22,700) $  (22,000)
--------------------------------------------------------------------------
Net income allocated to Limited Partners           $  391,500  $  340,900
--------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (60,000 Units outstanding)                        $     6.53  $     5.68
--------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED MARCH 31, 1997 AND 1996
(Unaudited)
(All dollars rounded to nearest 00s)

                                                          1997         1996
-------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                            $   368,800  $  318,900
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                            292,600     280,400
  Changes in assets and liabilities:
   Decrease (increase) in rents receivable                   9,900      (1,500)
   (Increase) in other assets                              (16,800)     (4,000)
   Increase (decrease) in accounts payable and accrued
    expenses                                                61,100    (132,400)
   (Decrease) increase in due to Affiliates                 (1,800)     35,700
   (Decrease) in other liabilities                         (51,500)    (29,300)
-------------------------------------------------------------------------------
    Net cash provided by operating activities              662,300     467,800
-------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements             (208,100)    (20,200)
 (Increase) in investments in debt securities           (1,675,400)
-------------------------------------------------------------------------------
    Net cash (used for) investing activities            (1,883,500)    (20,200)
-------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                           (420,000)   (385,200)
 Increase in security deposits                               2,800       2,600
-------------------------------------------------------------------------------
    Net cash (used for) financing activities              (417,200)   (382,600)
-------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents    (1,638,400)     65,000
Cash and cash equivalents at the beginning of the
 period                                                  3,926,100   4,254,900
-------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period     $ 2,287,700  $4,319,900
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 1997

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the three months ended March 31, 1997 are not necessarily indicative of the operating results for the year ending December 31, 1997.

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

The Partnership evaluates its rental properties when conditions exist which may indicate that it is probable that the sum of expected future cash flows (undiscounted) from a property is less than its carrying basis. Upon determination that an impairment has occurred, the basis in the rental property is reduced to estimated fair value. The Managing General Partner was not aware of any indicator that would result in a significant impairment loss during the periods reported.

Cash equivalents are considered all highly liquid investments with maturity of three months or less when purchased.

Investments in debt securities are comprised of corporate debt securities and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements. As of March 31, 1997, these securities had a fair market value of $1,970,700 and unrealized (losses) of $(4,700). Substantially all of these securities had maturities of less than one year when purchased.

Certain reclassifications have been made to the previously reported 1996 statements in order to provide comparability with the 1997 statements. These reclassifications have no effect on the net income or Partners' (deficit) capital.

Reference is made to the Partnership's annual report for the year ended December 31, 1996, for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

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

In accordance with the Partnership Agreement, Net Profits (exclusive of depreciation and Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners' Subordinated Partnership Management Fee or 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners, in an amount equal to the aggregate amount of depreciation previously allocated to them; second, to the General Partners and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; third, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and fourth, the balance, if any, to the Limited Partners. Net Losses (exclusive of depreciation and Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. All depreciation is allocated 10% to the General Partners and 90% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners' capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (collectively, the "Excess Balances"), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and

1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. The General Partners were not entitled to cash distributions for the three months ended March 31, 1997 and 1996. For the three months ended March 31, 1997 and 1996, the General Partners were allocated Net (Losses) of $(22,700) and $(22,000), respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter ended March 31, 1997 were as follows:

                                                        Paid   Payable
----------------------------------------------------------------------
Property management and leasing fees                   $68,800 $ 1,100
Reimbursement of property insurance premiums, at cost     None  11,100
Reimbursement of expenses, at cost:
 --Accounting                                            2,400   4,000
 --Investor communications                               1,200   1,400
 --Legal                                                17,500   1,100
----------------------------------------------------------------------
                                                       $89,900 $18,700
----------------------------------------------------------------------

As of March 31, 1997, the Partnership owed $403,000 to the Managing General Partner for real estate commissions earned in connection with the sales of Partnership properties. These commissions have been accrued but not paid. Under the terms of the Partnership Agreement, these commissions will not be paid until the Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution plus a cumulative return (including all Cash Flow which has been distributed to the Limited Partners from the initial date of investment) of 6% simple interest per annum on their Capital Investment.

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

Jacor Communications, Inc. ("Jacor"), a radio broadcasting company, which is approximately 43% owned by Zell Chilmark Fund LP, an Affiliate of the Managing General Partner, is obligated to the Partnership under a lease for office space at Peachtree Palisades East Office Building. For the three months ended March 31, 1997, Jacor paid approximately $49,600 in total rents. The per square foot rent paid by Jacor is comparable to that paid by other tenants at this property.

3. SUBSEQUENT EVENTS:

On May 5, 1997 the Partnership consummated the sale of Peachtree Palisades East Office Building, located in Atlanta, Georgia, for a sale price of $7,749,200. Net proceeds from this transaction approximated $7,450,000, which was net of closing expenses. The Partnership will report a net gain of approximately $1,000,000 during 1997 in connection with this sale and intends to distribute all of the net proceeds from this transaction on August 31, 1997 to Limited Partners of record as of May 5, 1997.

During 1997, the joint venture that owns Lakewood, of which the Partnership owns a 50% interest, entered into an agreement to sell the property. Terms of this agreement provide for a selling price of $17,750,000, of which the Partnerships share is $8,875,000 and a one year indemnification related to all matters associated with the environmental matter referred to in Note 4.

4. ENVIRONMENTAL MATTER:

In December 1996, the Managing General Partner became aware of the existence of hazardous substances in the ground under Lakewood. The source of the hazardous substances is believed to emanate from one or more of the tenants operating a dry cleaning business at Lakewood. The Partnership and its Affiliated partner in the joint venture which owns Lakewood are currently utilizing consultants to evaluate the matter and propose courses of action. The effects on the Partnership cannot be determined at this time, as the costs associated with this matter are not yet known. The financial statements do not include any adjustments that might result from this matter.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership's Annual Report for the year ended December 31, 1996 for a discussion of the Partnership's business.

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the three months ended March 31, 1997 and 1996. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                                 Comparative
                              Operating Results
                                     (a)
                              For the Quarters
                                    Ended
                              3/31/97    3/31/96
--------------------------------------------------
FOXHALL SQUARE BUILDING (50%)
Rental revenues              $  421,100  $413,900
--------------------------------------------------
Property net income          $  124,500  $144,800
--------------------------------------------------
Average occupancy                   90%       84%
--------------------------------------------------
PEACHTREE PALISADES OFFICE BUILDING
Rental revenues              $  444,300  $349,200
--------------------------------------------------
Property net income (loss)   $   81,800  $(14,300)
--------------------------------------------------
Average occupancy                   96%       90%
--------------------------------------------------
LAKEWOOD SQUARE SHOPPING CENTER (50%)
Rental revenues              $  366,600  $326,600
--------------------------------------------------
Property net income          $  198,200  $154,000
--------------------------------------------------
Average occupancy                   95%       96%
--------------------------------------------------
12621 FEATHERWOOD BUILDING (50%)
Rental revenues                      (b) $127,300
--------------------------------------------------
Property net (loss) income   $  (45,000) $ 48,700
--------------------------------------------------
Average occupancy                    (b)     100%
--------------------------------------------------

(a) The above table excludes certain income and expense items which are not directly related to individual property operating results such as interest income on short-term investments and general and administrative expenses.
(b) Property has been vacant since December 14, 1996.

Net income increased by $49,900 for the three months ended March 31, 1997 when compared to the three months ended March 31, 1996. The increase in net income was primarily due to improved operating results at Peachtree Palisades East Office Building ("Peachtree") and Lakewood Square Shopping Center ("Lakewood") as well as decreased general and administrative expenses due to reduced personnel costs and accounting fees. Partially offsetting the increase in net income was diminished operating results at 12621 Featherwood Building ("Featherwood") and Foxhall Square Building ("Foxhall").

Featherwood, due to the sole tenant vacating the property in December 1996, currently generates no rental revenues for the Partnership. The Managing General Partner is attempting to keep expenses at the property to a minimum until such time as the property is retenanted or sold. The Partnership's share of operating expenses, exclusive of depreciation for the three months ended March 31, 1997 amounted to $34,000. Net income for the Partnership exclusive of Featherwood increased by $143,600 for the periods under comparison. For the purposes of the following discussion, the operating results of Featherwood have been excluded in order to provide a comparison of the operating results of the occupied properties.

Rental revenues increased by $142,300 or 13.1% for the three months ended March 31, 1997 when compared to the three months ended March 31, 1996. The increase was primarily due the increases in base rents at Peachtree and Foxhall which were the result of the increases in the average occupancy rates. Also contributing to the increase was an increase in the base rental rate charged to new and renewing tenants at Lakewood.

Repairs and maintenance expenses decreased by $16,500 for the three months ended March 31, 1997 when compared to the three months ended March 31, 1996. The decrease was primarily due to a decrease in architectural services at Lakewood along with a decrease in HVAC costs at Peachtree. Partially offsetting the decrease was an increase in repairs to the electrical and fire protection systems at Foxhall.

Property operating expenses increased by $22,700 for the three months ended March 31, 1997 when compared to the three months ended March 31, 1996. The increase was primarily the result of an increase in utility costs at Peachtree together with an increase in professional fees at Lakewood which was related to the examination of the extent of the environmental damage at this property.

To increase and/or maintain occupancy levels at the Partnership's properties, the Managing General Partner, through its Affiliated and unaffiliated asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenants and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers; 5) cold-calling other businesses and tenants in the market area; and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its remaining properties. Notwithstanding the Partnership's intention relative to property sales, another primary objective of the Partnership is to provide cash distributions to Limited Partners from Partnership operations. To the extent cumulative cash distributions exceed net income, such excess distributions are treated as a return of capital. Cash Flow (as defined in the Partnership Agreement) is generally not equal to net income or cash flows as determined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows as determined by GAAP. The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

flow provided by operating activities as determined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not necessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flows.

                                                          Comparative
                                                       Cash Flow Results
                                                       For the Quarters
                                                             Ended
                                                       3/31/97     3/31/96
----------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)  $   661,400  $ 599,300
Items of reconciliation:
 (Increase) in current assets                             (6,900)    (5,500)
 Increase (decrease) in current liabilities                7,800   (126,000)
----------------------------------------------------------------------------
Net cash provided by operating activities            $   662,300  $ 467,800
----------------------------------------------------------------------------
Net cash (used for) investing activities             $(1,883,500) $ (20,200)
----------------------------------------------------------------------------
Net cash (used for) financing activities             $  (417,200) $(382,600)
----------------------------------------------------------------------------

The increase in Cash Flow (as defined in the Partnership Agreement) of $62,100 for the three months ended March 31, 1997 when compared to three months ended March 31, 1996 was primarily due to improved operating results, exclusive of depreciation and amortization, at Peachtree and Lakewood as well as decreased general and administrative expenses.

The decrease in the Partnership's cash position of $1,638,400 during the three months ended March 31, 1997 was primarily the result of investments in debt securities, payments made for capital and tenant improvements and leasing costs and distributions paid to Partners exceeding net cash provided by operating activities. Liquid assets, including cash, cash equivalents and investments in debt securities, as of March 31, 1997 were comprised of amounts held for working capital purposes.

Net cash provided by operating activities continues to be the Partnership's primary source of funds. Net cash provided by operating activities increased by $194,500 for the three months ended March 31, 1997 when compared to the three months ended March 31, 1996. The increase was primarily the result of the improvement in operating results, as previously discussed, along with the timing of the payment of certain expenses at Foxhall.

The increase in net cash used for investing activities of $1,863,300 for the three months ended March 31, 1997 when compared to the three months ended March 31, 1996 was primarily due to the increases in investments in debt securities and in expenditures for capital and tenant improvements and leasing costs. The increase in investments in debt securities is a result of the extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts while they are held for working capital purposes. These investments are of investment-grade and generally mature less than one year from their date of purchase. The Partnership maintains working capital reserves to pay for capital expenditures. During the three months ended March 31, 1997, the Partnership spent $208,100 for capital and tenant improvements and leasing costs. The amount of capital expenditures to be made during the remainder of 1997 is to a large degree contingent on the progress made with respect to marketing the remaining Partnership properties for sale.

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

The increase in net cash used for financing activities of $34,600 for the three months ended March 31, 1997 when compared to the three months ended March 31, 1996 was due to an increase in distributions paid to Limited Partners.

In December 1996, the Managing General Partner became aware of the existence of hazardous substances in the ground under Lakewood. The source of the hazardous substances is believed to emanate from one or more of the tenants operating a dry cleaning business at Lakewood. The Partnership is currently attempting to sell the property. If a sale of Lakewood is consummated, the Partnership may have no continuing obligations related to this matter. If no sale is consummated, the Partnership will review its course of action. The effects on the Partnership cannot be determined at this time.

The Managing General Partner continues to take a conservative approach to projections of future rental income in its determination of adequate levels of cash reserves. As a result of this, cash continues to be retained to supplement working capital reserves. For the three months ended March 31, 1997, Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves amounted to $241,400.

Distributions to Limited Partners for the quarter ended March 31, 1997 were declared in the amount of $420,000, or $7.00 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Limited Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the Managing General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amounts of cash for future distributions to Limited Partners.

                          Part II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K
------- --------------------------------

        (a) Exhibits: None

        (b) Reports on Form 8-K:

            There were no reports filed on Form 8-K for the three months ended March 31, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 1


                         By: FIRST CAPITAL FINANCIAL CORPORATION
                             MANAGING GENERAL PARTNER

Date:  May 15, 1997      By: /s/ DOUGLAS CROCKER II
       ------------          -----------------------
                                 DOUGLAS CROCKER II
                             President and Chief Executive Officer

Date:  May 15, 1997      By: /s/ NORMAN M. FIELD
       ------------          -----------------------
                                 NORMAN M. FIELD
                             Vice President - Finance and Treasurer