Form 10-Q
period 1997-06-30
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 1
filed 1997-08-13
CIK 730212

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended                           June 30, 1997
                                    --------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                        to
                                    ----------------------    ------------------

      Commission File Number                            0-12538
                                    --------------------------------------------


                First Capital Institutional Real Estate, Ltd.-1
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Florida                                               59-2197264
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


Two North Riverside Plaza, Suite 1100, Chicago, Illinois         60606-2607
--------------------------------------------------------     -------------------
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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                   June 30,
                                                     1997      December 31,
                                                 (Unaudited)       1996
----------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                            $  2,351,100  $  5,501,700
 Buildings and improvements                         8,296,600    31,417,700
----------------------------------------------------------------------------
                                                   10,647,700    36,919,400
Accumulated depreciation and amortization          (3,482,400)  (13,081,500)
----------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                     7,165,300    23,837,900
Cash and cash equivalents                          15,233,400     3,926,100
Investments in debt securities                      6,456,300       300,000
Rents receivable                                       10,200        60,200
Other assets                                           25,900        13,100
----------------------------------------------------------------------------
                                                 $ 28,891,100  $ 28,137,300
----------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses           $    146,200  $    263,000
 Due to Affiliates                                                   20,500
 Real estate commissions due to Managing General
  Partner                                             403,000       403,000
 Distributions payable                             17,785,800       420,000
 Security deposits                                     44,200       147,200
 Other liabilities                                      7,500       117,300
----------------------------------------------------------------------------
                                                   18,386,700     1,371,000
----------------------------------------------------------------------------
Partners' capital:
 General Partners (deficit)                           260,800      (448,400)
 Limited Partners (60,000 Units issued and
  outstanding)                                     10,243,600    27,214,700
----------------------------------------------------------------------------
                                                   10,504,400    26,766,300
----------------------------------------------------------------------------
                                                 $ 28,891,100  $ 28,137,300
----------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the six months ended June 30, 1997 (Unaudited) and the year ended December 31, 1996
(All dollars rounded to nearest 00s)

                                          General     Limited
                                         Partners     Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit) capital, January 1,
 1996                                    $(359,300) $ 27,415,800  $ 27,056,500
Net (loss) income for the year ended
 December 31, 1996                         (89,100)    1,478,900     1,389,800
Distributions for the year ended
 December 31, 1996                                    (1,680,000)   (1,680,000)
-------------------------------------------------------------------------------
Partners' (deficit) capital, December
 31, 1996                                (448,400)    27,214,700    26,766,300
Net income for the six months ended
 June 30, 1997                             709,200     1,234,700     1,943,900
Distributions for the six months ended
 June 30, 1997                                       (18,205,800)  (18,205,800)
-------------------------------------------------------------------------------
Partners' capital, June 30, 1997         $ 260,800  $ 10,243,600  $ 10,504,400
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended June 30, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1997       1996
-------------------------------------------------------------------------
Income:
 Rental                                            $  773,400 $1,170,800
 Interest                                             182,200     56,300
 Gain on sale of property                           1,230,200
-------------------------------------------------------------------------
                                                    2,185,800  1,227,100
-------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                        160,700    281,700
 Property operating:
  Affiliates                                           37,300     39,800
  Nonaffiliates                                       156,700    260,900
 Real estate taxes                                     71,900     96,500
 Insurance--Affiliate                                   4,400     15,100
 Repairs and maintenance                              132,100    165,200
 General and administrative:
  Affiliates                                            5,600     10,500
  Nonaffiliates                                        42,000     42,200
-------------------------------------------------------------------------
                                                      610,700    911,900
-------------------------------------------------------------------------
Net income                                         $1,575,100 $  315,200
-------------------------------------------------------------------------
Net income (loss) allocated to General Partners    $  731,900 $  (22,200)
-------------------------------------------------------------------------
Net income allocated to Limited Partners           $  843,200 $  337,400
-------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (60,000 Units outstanding)                        $    14.05 $     5.62
-------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the six months ended June 30, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1997       1996
-------------------------------------------------------------------------
Income:
 Rental                                            $2,005,500 $2,387,800
 Interest                                             240,800    107,800
 Gain on sale of property                           1,230,200
-------------------------------------------------------------------------
                                                    3,476,500  2,495,600
-------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                        453,300    562,100
 Property operating:
  Affiliates                                           93,700    113,100
  Nonaffiliates                                       418,700    510,600
 Real estate taxes                                    177,000    189,000
 Insurance--Affiliate                                  15,500     30,200
 Repairs and maintenance                              277,500    338,400
 General and administrative:
  Affiliates                                           11,700     21,500
  Nonaffiliates                                        85,200     96,600
-------------------------------------------------------------------------
                                                    1,532,600  1,861,500
-------------------------------------------------------------------------
Net income                                         $1,943,900 $  634,100
-------------------------------------------------------------------------
Net income (loss) allocated to General Partners    $  709,200 $  (44,200)
-------------------------------------------------------------------------
Net income allocated to Limited Partners           $1,234,700 $  678,300
-------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (60,000 Units outstanding)                        $    20.58 $    11.31
-------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the six months ended June 30, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s)

                                                          1997         1996
--------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                            $ 1,943,900  $   634,100
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                            453,300      562,100
  Gain on sale of property                              (1,230,200)
  Changes in assets and liabilities:
  Decrease in rents receivable                              50,000       96,800
  (Increase) in other assets                               (12,800)     (14,100)
  (Decrease) in accounts payable and accrued expenses     (116,800)     (76,700)
  (Decrease) increase in due to Affiliates                 (20,500)       4,300
  (Decrease) in other liabilities                         (109,800)     (43,400)
--------------------------------------------------------------------------------
   Net cash provided by operating activities               957,100    1,163,100
--------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements             (163,000)    (538,900)
 Proceeds from sale of property                         17,612,500
 (Increase) in investments in debt securities           (6,156,300)  (3,196,100)
--------------------------------------------------------------------------------
   Net cash provided by (used for) investing
    activities                                          11,293,200   (3,735,000)
--------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                           (840,000)    (805,200)
 (Decrease) increase in security deposits                 (103,000)       4,600
--------------------------------------------------------------------------------
   Net cash (used for) financing activities               (943,000)    (800,600)
--------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents    11,307,300   (3,372,500)
Cash and cash equivalents at the beginning of the
 period                                                  3,926,100    4,254,900
--------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period     $15,233,400  $   882,400
--------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.   3

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 1997

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and six months ended June 30, 1997 are not necessarily indicative of the operating results for the year ending December 31, 1997.

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

Investments in debt securities are comprised of corporate debt securities and obligations of the United States government and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements, which approximated fair market value. All of these securities had maturities of less than one year when purchased.

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

In accordance with the Partnership Agreement, Net Profits (exclusive of depreciation and Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners' Subordinated Partnership Management Fee or 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners, in an amount equal to the aggregate amount of depreciation previously allocated to them; second, to the General Partners and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; third, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and fourth, the balance, if any, to the Limited Partners. Net Losses (exclusive of depreciation and Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. All depreciation is allocated 10% to the General Partners and 90% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners' capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (collectively, the "Excess Balances"), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General

Partners and the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. The General Partners were not entitled to cash distributions for the quarter and six months ended June 30, 1997. During the quarter and six months ended June 30, 1996, the General Partners were allocated Net Profits of $731,900 and $709,200, respectively, which includes the net effects of the gains and loss on the sale of three properties of $742,900.

Fees and reimbursements paid and (receivable)/payable by the Partnership
(from)/to Affiliates during the quarter and six months ended June 30, 1997 were as follows:

                                                      Paid
                                               ------------------- (Receivable
                                               Quarter  Six Months  Payable)
------------------------------------------------------------------------------
Property management and leasing fees           $ 55,100  $123,900   $(20,800)
Reimbursement of property insurance premiums,
 at cost                                         16,500    16,500     (1,100)
Reimbursement of expenses, at costs
 --Accounting                                     5,100     7,500        300
 --Investor communications                        4,300     5,500        300
 --Legal                                         38,900    56,400
------------------------------------------------------------------------------
                                               $119,900  $209,800   $(21,300)
------------------------------------------------------------------------------

As of June 30, 1997, the Partnership owed $403,000 to the Managing General Partner for real estate commissions earned in connection with the sales of Partnership properties. These commissions have been accrued but not paid. Under the terms of the Partnership Agreement, these commissions will not be paid until the Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution plus a cumulative return (including all Cash Flow which has been distributed to the Limited Partners from the initial date of investment) of 6% simple interest per annum on their Capital Investment.

An Affiliate of the Managing General Partner provides property and supervisory management as well as leasing services for the Partnership's remaining property for fees ranging from 3% to 6% of gross rents received from the property.

Jacor Communications, Inc. ("Jacor"), a radio broadcasting company, which is approximately 33% owned by Zell Chilmark Fund LP, an Affiliate of the Managing General Partner, was obligated to the Partnership under a lease for office space of Peachtree Palisades East Office Building ("Peachtree"). Peachtree was sold on May 5, 1997. See Note 3 for additional information. For the six months ended June 30, 1997, Jacor paid approximately $74,800 in total rents. The per square foot rent paid by Jacor was comparable to that paid by other tenants at Peachtree.

3. PROPERTY SALES:

On May 5, 1997, the Partnership consummated the sale of Peachtree, located in Atlanta, Georgia, for a sale price of $7,749,200. Net proceeds from this transaction were $7,435,600, which was net of closing expenses. The Partnership reported a net gain of $1,103,400 for the six months ended June 30, 1997 in connection with this sale and intends to distribute $7,440,000 or $124.00 per Unit on August 31, 1997 to Limited Partners of record as of May 5, 1997.

On May 16, 1997, a joint venture in which the Partnership owns a 50% interest, consummated the sale of Lakewood Square Shopping Center ("Lakewood"), located in Lakewood, California, for a sale price of $17,750,000, of which the Partnership's share was $8,875,000. The Partnership's share of net proceeds from this transaction was $8,670,100, which was net of closing expenses. The Partnership reported a net gain of $176,600 for the six months ended June 30, 1997 in connection with this sale and intends to distribute $8,640,000 or $144.00 per Unit on August 31, 1997 to Limited Partners of record as of May 16, 1997.

On June 27, 1997, a joint venture in which the Partnership owns a 50% interest, consummated the sale of 12621 Featherwood Office Building, located in Houston, Texas, for a sale price of $3,146,700, of which the Partnership's share was $1,573,350. The Partnership's share of net proceeds from this transaction was $1,495,800, which is net of estimated closing expenses. The Partnership reported a net loss of $49,800 for the six months ended June 30, 1997 in connection with this sale and intends to distribute $1,495,800 or $24.93 per Unit on November 30, 1997 to Limited Partners of record as of June 27, 1997. Additional expenses will be incurred in the quarter ending September 30, 1997 which may be greater or less than the estimated amounts.

4. ENVIRONMENTAL MATTER:

In December 1996, the Managing General Partner became aware of the existence of hazardous substances in the ground under Lakewood. The sources of the hazardous substances is believed to emanate from one or more of the tenants operating a dry cleaning business at Lakewood. In connection with the sale of Lakewood the purchaser assumed the obligation to remedy the hazardous substances in the manner required by law, which includes but is not limited to payment of all costs in connection with the remediation work, including, without limitation, the costs for all investigation, installation, operation, maintenance, testing and monitoring costs, all power and utility costs and any and all pumping taxes or fees that may be applicable. Also included in the agreement was a one-year indemnification by purchaser against and from any and all claims, demands, losses, liabilities, costs, damages, expenses, clean-up costs required by, and fines and damages imposed by, governmental agencies with jurisdiction over the Property, and all reasonable costs and expenses incurred by the purchaser related to the hazardous substances.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership's annual report for the year ended December 31, 1996 for a discussion of the Partnership's business.

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the quarters and six months ended June 30, 1997 and 1996. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                             Comparative Operating Results (a)
                            For the Quarters       For the Six
                                  Ended           Months Ended
                            6/30/97   6/30/96   6/30/97   6/30/96
-------------------------------------------------------------------
FOXHALL SQUARE BUILDING (50%)
Rental revenues             $428,400  $371,600  $849,500  $785,600
-------------------------------------------------------------------
Property net income         $144,400  $106,700  $268,900  $251,500
-------------------------------------------------------------------
Average occupancy                92%       83%       91%       83%
-------------------------------------------------------------------
PEACHTREE PALISADES OFFICE BUILDING (B)
Rental revenues             $157,600  $329,200  $601,900  $678,300
-------------------------------------------------------------------
Property net (loss) income  $(11,100) $(16,100) $ 70,700  $(30,400)
-------------------------------------------------------------------
Average occupancy                          91%                 92%
-------------------------------------------------------------------
LAKEWOOD SQUARE SHOPPING CENTER (50%) (B)
Rental revenues             $147,000  $327,800  $513,600  $654,400
-------------------------------------------------------------------
Property net income         $ 85,300  $155,400  $283,500  $309,400
-------------------------------------------------------------------
Average occupancy                          96%                 96%
-------------------------------------------------------------------
12621 FEATHERWOOD BUILDING (50%) (B)
Rental revenues                   (c) $142,200        (c) $269,500
-------------------------------------------------------------------
Property net (loss) income  $ (2,100) $ 64,300  $(47,100) $113,000
-------------------------------------------------------------------
Average occupancy                         100%                100%
-------------------------------------------------------------------

(a) The above table excludes certain income and expense items which are either not directly related to individual property operating results such as interest income and general and administrative expenses or are related to properties previously owned by the Partnership.
(b) Property was sold during the quarter ended June 30, 1997. See Note 3 of Notes to Financial Statements for additional information.
(c) Property was vacant from December 14, 1996 through its sale on June 27, 1997. For further information see Note 3 of Notes to Financial Statements.

Unless otherwise disclosed, discussions of fluctuations between 1997 and 1996 refer to both the quarters and six months ended June 30, 1997 and 1996.

Net income increased by $1,259,900 and $1,309,800 for the quarter and six months ended June 30, 1997 when compared to the quarter and six months ended June 30, 1996, respectively. The increases were primarily due to the effects of the sales of three of the Partnership's properties which included gains on two of the sales and a loss on one of the sales. For further information regarding the sales see Note 3 of Notes to the Financial Statements.

The following comparative discussion excludes the results of the Partnership's properties sold during the quarter ended June 30, 1997.

Net income increased by $161,100 and $164,300 for the quarter and six months ended June 30, 1997 when compared to the quarter and six months ended June 30, 1996, respectively. The increases were primarily due to an increase in interest earned on the Partnership's short-term investments due to an increase in the amount of cash available for investment. Also contributing the increases were improved operating results at Foxhall Square Office Building ("Foxhall"), which resulted from an increase in revenues, and decreased general and administrative expenses resulting from reduced personnel costs and accounting fees.

Rental revenues increased by $56,800 or 15.3% and $63,900 or 8.1% for the quarter and six months ended June 30, 1997, when compared to the quarter and six months ended June 30, 1996, respectively. The increases were primarily due to an increase in average occupancy.

Depreciation and amortization expenses increased by $10,700 and $16,000, respectively, for the periods under comparison. The increases were primarily due to an increase in the depreciable assets placed in service.

Real estate tax expense increased by $3,300 and $11,300 for the quarter and six months ended June 30, 1997 when compared to the quarter and six months ended June 30, 1996, respectively. The increase was primarily due to a budgeted increase in real estate taxes at Foxhall.

Property operating expenses increased by $7,400 and $11,300, respectively, for the periods under comparison. The increases were primarily due to an increase in fees paid to the management company, which was due to the increased revenues.

Repairs and maintenance expenses increased $10,000 for the six months ended June 30, 1997 when compared to the six months ended June 30, 1996. The increase was primarily due to an increase in cleaning costs and expenditures related to the electrical and fire protection systems. Repairs and maintenance expenses remained relatively stable for the quarterly periods under comparison.

To increase and/or maintain occupancy levels at the Partnership's remaining property, the Managing General Partner, through its Affiliated asset and property management group, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenants and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) cold-calling other businesses and tenants in the market area; and 5) providing rental concessions or competitively pricing rental rates depending on market conditions.


LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its remaining property. Notwithstanding the Partnership's intention relative to property sales, another primary objective of the Partnership is to provide cash distributions to Limited Partners from Partnership operations. To the extent cumulative cash distributions exceed net income, such excess distributions will be treated as a return of capital. Cash Flow (as defined in the Partnership Agreement) is

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

generally not equal to net income or cash flows as determined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows (as determined by GAAP). The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not necessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flows.

                                                       Comparative Cash Flow
                                                        Results For the Six
                                                           Months Ended
                                                        6/30/97      6/30/96
-------------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)   $ 1,167,000  $ 1,196,200
Items of reconciliation:
 Decrease in current assets                                37,200       82,700
 (Decrease) in current liabilities                       (247,100)    (115,800)
-------------------------------------------------------------------------------
Net cash provided by operating activities             $   957,100  $ 1,163,100
-------------------------------------------------------------------------------
Net cash provided by (used for) investing activities  $11,293,200  $(3,735,000)
-------------------------------------------------------------------------------
Net cash (used for) financing activities              $  (943,000) $  (800,600)
-------------------------------------------------------------------------------

The decrease in Cash Flow (as defined in the Partnership Agreement) of $29,200 for the six months ended June 30, 1997 when compared to six months ended June 30, 1996 was primarily due to the effects of the sales of Peachtree, Lakewood and Featherwood. Partially offsetting the decrease were improved operating results, exclusive of depreciation and amortization, at Foxhall and increased interest income generated by the Partnership's short-term investments.

The increase in the Partnership's cash position of $11,307,300 as of June 30, 1997 when compared to December 31, 1996 was primarily the result of the receipt of Sales Proceeds during the quarter ended June 30, 1997. Liquid assets, including cash, cash equivalents and investments in debt securities as of June 30, 1997, were comprised of amounts held for working capital purposes and undistributed Sales Proceeds.

Net cash provided by operating activities decreased by $206,000 for the six months ended June 30, 1997 when compared to the six months ended June 30, 1996. The decrease was primarily due to the absence of results from the Partnership's sold properties. Partially offsetting the decrease was the increase in interest earned on the Partnership's short-term investments, resulting from the investment of Sales Proceeds prior to their distribution to Limited Partners.

Net cash (used for) provided by investing activities changed from $(3,735,000) for the six months ended June 30, 1996 to $11,293,200 for the six months ended June 30, 1997. The change was due to the receipt of proceeds from the sale of Partnership properties, partially offset by the increase in investment in debt securities. The increase in investments in debt securities is a result of the extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts as they are held for working capital purposes or distributions to Limited Partners. These investments are of investment-grade and generally mature less than one year from their date of purchase.

The Partnership maintains working capital reserves to pay for capital expenditures. During the six months ended June 30, 1997, the Partnership spent $163,000 for capital and tenant improvements and leasing costs. The amount of capital expenditures to be made during the remainder of 1997 is contingent on the progress made with respect to selling the remaining Partnership property.

The increase in net cash used for financing activities of $142,400 for the six months ended June 30, 1997 when compared to the six months ended June 30, 1996 was due primarily to a decrease in security deposits which is the result of the sale of three of the Partnership properties.

On May 5, 1997, the Partnership completed the sale of Peachtree. Net proceeds generated from this sale amounted to $7,435,600. In connection with this sale, the Partnership declared a special distribution in the amount of $7,440,000 or $124.00 per Unit which the Partnership intends to distribute on August 31, 1997, to Limited Partners of record as of May 5, 1997.

On May 16, 1997, a joint venture in which the Partnership has a 50% interest, completed the sale of Lakewood. The Partnership's share of net proceeds from this sale amounted to $8,670,100. In connection with this sale, the Partnership declared a special distribution in the amount of $8,640,000 or $144.00 per Unit, which the Partnership intends to distribute on August 31, 1997 to Limited Partners of record as of May 16, 1997.

On June 27, 1997, a joint venture in which the Partnership has a 50% interest, completed the sale of Featherwood. The Partnership's share of net proceeds from this sale amounted to $1,495,800. In connection with this sale, the Partnership declared a special distribution in the amount of $1,495,800 or $24.93 per Unit, which the Partnership intends to distribute on November 30, 1997 to Limited Partners of record as of June 27, 1997.

The Managing General Partner continues to take a conservative approach to projections of future rental income in its determination of adequate levels of cash reserves. As a result of this, cash continues to be retained to supplement working capital reserves. For the six months ended June 30, 1997, Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves approximated $327,000.

Distributions to Limited Partners for the quarter ended June 30, 1997 were declared in the amount of $420,000, or $7.00 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Limited Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the Managing General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, with the exception of the special distributions of Sales Proceeds there can be no assurance as to the amounts of cash for future distributions to Limited Partners.

                          PART II. OTHER INFORMATION



Item 6  Exhibits and Reports on Form 8-K
------  --------------------------------

        (a) Exhibits: None

        (b) Reports on Form 8-K:

            A Report filed on Form 8-K on May 20, 1997 reporting the sales of Peachtree and Lakewood.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.-1

                         By: FIRST CAPITAL FINANCIAL CORPORATION
                             MANAGING GENERAL PARTNER

Date: August 14, 1997    By: /s/ DOUGLAS CROCKER II
      ---------------        --------------------------------------
                                 DOUGLAS CROCKER II
                             President and Chief Executive Officer

Date: August 14, 1997    By: /s/ NORMAN M. FIELD
      ---------------        --------------------------------------
                                 NORMAN M. FIELD
                             Vice President - Finance and Treasurer