Form 10-Q
period 1997-09-30
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 1
filed 1997-11-14
CIK 730212

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended               September 30, 1997
                                ------------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                            to
                                    -------------------------      -------------

     Commission File Number                           0-12538
                                    --------------------------------------------

               First Capital Institutional Real Estate, Ltd. - 1
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Florida                                         59-2197264
-------------------------------                     ----------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification No.)

Two North Riverside Plaza, Suite 1100, Chicago, Illinois           60606-2607
----------------------------------------------------------        -------------
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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                 September 30,
                                                     1997      December 31,
                                                  (Unaudited)      1996
---------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                             $ 2,351,100  $ 5,501,700
 Buildings and improvements                         8,317,400   31,417,700
---------------------------------------------------------------------------
                                                   10,668,500   36,919,400
Accumulated depreciation and amortization          (3,565,400) (13,081,500)
---------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                     7,103,100   23,837,900
Cash and cash equivalents                           1,346,700    3,926,100
Investments in debt securities                      4,311,000      300,000
Rents receivable                                       41,600       60,200
Other assets                                            1,300       13,100
---------------------------------------------------------------------------
                                                  $12,803,700  $28,137,300
---------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses            $   123,200  $   263,000
 Due to Affiliates                                      3,400       20,500
 Real estate commissions due to Managing General
  Partner                                             403,000      403,000
 Distributions payable                              1,705,800      420,000
 Security deposits                                     44,200      147,200
 Other liabilities                                      7,600      117,300
---------------------------------------------------------------------------
                                                    2,287,200    1,371,000
---------------------------------------------------------------------------
Partners' capital:
 General Partners (deficit)                           184,300     (448,400)
 Limited Partners (60,000 Units issued and
  outstanding)                                     10,332,200   27,214,700
---------------------------------------------------------------------------
                                                   10,516,500   26,766,300
---------------------------------------------------------------------------
                                                  $12,803,700  $28,137,300
---------------------------------------------------------------------------


STATEMENTS OF PARTNERS' CAPITAL
For the nine months ended September 30, 1997 (Unaudited) and the year ended December 31, 1996
(All dollars rounded to nearest 00s)

                                          General     Limited
                                         Partners     Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit) capital, January 1,
 1996                                    $(359,300)  $27,415,800   $27,056,500
Net (loss) income for the year ended
 December 31, 1996                         (89,100)    1,478,900     1,389,800
Distributions for the year ended
 December 31, 1996                                    (1,680,000)   (1,680,000)
-------------------------------------------------------------------------------
Partners' (deficit) capital, December
 31, 1996                                 (448,400)   27,214,700    26,766,300
Net income for the nine months ended
 September 30, 1997                        632,700     1,533,300     2,166,000
Distributions for the nine months ended
 September 30, 1997                                  (18,415,800)  (18,415,800)
-------------------------------------------------------------------------------
Partners' capital, September 30, 1997    $ 184,300  $ 10,332,200  $ 10,516,500
-------------------------------------------------------------------------------




    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended September 30, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                     1997       1996
------------------------------------------------------------------------
Income:
 Rental                                            $405,900  $1,254,300
 Interest                                           241,600      51,300
------------------------------------------------------------------------
                                                    647,500   1,305,600
------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                       83,000     290,500
 Property operating:
 Affiliates                                          50,600      55,200
 Nonaffiliates                                      103,300     273,100
 Real estate taxes                                   46,400      94,700
 Insurance--Affiliate                                 7,900      15,100
 Repairs and maintenance                             72,300     178,700
 General and administrative:
 Affiliates                                           7,100      11,200
 Nonaffiliates                                       36,800      25,600
Additional expenses from sale of Property            18,000
------------------------------------------------------------------------
                                                    425,400     944,100
------------------------------------------------------------------------
Net income                                         $222,100  $  361,500
------------------------------------------------------------------------
Net (loss) allocated to General Partners           $(76,500) $  (22,600)
------------------------------------------------------------------------
Net income allocated to Limited Partners           $298,600  $  384,100
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (60,000 Units outstanding)                        $   4.98  $     6.40
------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the nine months ended September 30, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1997       1996
-------------------------------------------------------------------------
Income:
 Rental                                            $2,411,400 $3,642,100
 Interest                                             482,400    159,100
 Gain on sale of property                           1,212,200
-------------------------------------------------------------------------
                                                    4,106,000  3,801,200
-------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                        536,300    852,600
 Property operating:
 Affiliates                                           144,300    168,300
 Nonaffiliates                                        522,000    783,700
 Real estate taxes                                    223,400    283,700
 Insurance--Affiliate                                  23,400     45,300
 Repairs and maintenance                              349,800    517,100
 General and administrative:
 Affiliates                                            18,800     32,700
 Nonaffiliates                                        122,000    122,200
-------------------------------------------------------------------------
                                                    1,940,000  2,805,600
-------------------------------------------------------------------------
Net income                                         $ 2,166,00 $  995,600
-------------------------------------------------------------------------
Net income (loss) allocated to General Partners    $  632,700 $  (66,800)
-------------------------------------------------------------------------
Net income allocated to Limited Partners           $1,533,300 $1,062,400
-------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (60,000 Units outstanding)                        $    25.56 $    17.71
-------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 1997 and 1996 (Unaudited)
(All dollars rounded to nearest 00s)

                                                           1997         1996
---------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                            $  2,166,000  $   995,600
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Depreciation and amortization                              536,300      852,600
 Gain on sale of property                                (1,212,200)
 Changes in assets and liabilities:
  Decrease in rents receivable                               18,600      111,200
  Decrease (increase) in other assets                        11,800      (14,600)
  (Decrease) in accounts payable and accrued expenses      (139,800)    (179,800)
  (Decrease) increase in due to Affiliates                  (17,100)       6,200
  (Decrease) in other liabilities                          (109,700)     (43,100)
---------------------------------------------------------------------------------
   Net cash provided by operating activities              1,253,900    1,728,100
---------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements              (183,800)    (685,500)
 Proceeds from sale of property                          17,594,500
 (Increase) in investments in debt securities            (4,011,000)  (2,860,500)
---------------------------------------------------------------------------------
   Net cash provided by (used for) investing
    activities                                           13,399,700   (3,546,000)
---------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                         (17,130,000)  (1,225,200)
 (Decrease) in security deposits                           (103,000)      (2,500)
---------------------------------------------------------------------------------
   Net cash (used for) financing activities             (17,233,000)  (1,227,700)
---------------------------------------------------------------------------------
Net (decrease) in cash and cash equivalents              (2,579,400)  (3,045,600)
Cash and cash equivalents at the beginning of the
 period                                                   3,926,100    4,254,900
---------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period     $  1,346,700  $ 1,209,300
---------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 1997

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and nine months ended September 30, 1997 are not necessarily indicative of the operating results for the year ending December 31, 1997.

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

Property Sales are recorded when title transfers and sufficient consideration has been received by the Partnership. Upon disposition, the related costs and accumulated depreciation and amortization are removed from the respective accounts. Any gain or loss is recognized in accordance with GAAP.

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

Certain reclassifications have been made to the previously reported 1996 financial statements in order to provide comparability with the 1997 financial statements. These reclassifications have no effect on the net income (loss) or Partners' (deficit) capital.

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

In accordance with the Partnership Agreement, Net Profits (exclusive of depreciation and Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners' Subordinated Partnership Management Fee or 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners, in an amount equal to the aggregate amount of depreciation previously allocated to them; second, to the General Partners and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; third, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and fourth, the balance, if any, to the Limited Partners. Net Losses (exclusive of depreciation and Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. All depreciation is allocated 10% to the General Partners and 90% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners' capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (collectively, the "Excess Balances"), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. The General Partners were not entitled to cash distributions for the quarter and nine months ended September 30, 1997. During the nine months ended September 30, 1997, the General Partners were allocated Net Profits of $632,700 which includes a net overall gain on the sale of three properties of $671,400. During the quarter ended September 30, 1997, the General Partners were allocated Net (Losses) of $(76,500) which included a reduction of $13,500 in the Net Profits allocated to the General Partners from additional expenses related to the sales of Lakewood and Peachtree.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and nine months ended September 30, 1997 were as follows:

                                                             Paid
                                                       ----------------
                                                                 Nine
                                                       Quarter  Months  Payable
-------------------------------------------------------------------------------
Property management and leasing fees                   $27,400 $151,300   None
Reimbursement of property insurance premiums, at cost    6,900   23,400   None
Legal                                                   20,500   76,900   None
Reimbursement of expenses, at costs
 --Accounting                                            2,100    9,600 $1,700
 --Investor communications                               2,100    7,600  1,700
-------------------------------------------------------------------------------
                                                       $59,000 $268,800 $3,400
-------------------------------------------------------------------------------

As of September 30, 1997, the Partnership owed $403,000 to the Managing General Partner for real estate commissions earned in connection with the sales of Partnership properties. These commissions have been accrued but not paid. Under the terms of the Partnership Agreement, these commissions will not be paid until the Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution plus a cumulative return (including all Cash Flow which has been distributed to the Limited Partners from the initial date of investment) of 6% simple interest per annum on their Capital Investment.

An Affiliate of the Managing General Partner provides property and supervisory management as well as leasing services for the Partnership's remaining property for fees ranging from 3% to 6% of gross rents received from the property.

Jacor Communications, Inc. ("Jacor"), a radio broadcasting company, which is approximately 31% owned by Affiliates of the Managing General Partner, was obligated to the Partnership under a lease for office space of Peachtree Palisades East Office Building ("Peachtree"). Peachtree was sold on May 5, 1997. See Note 3 for additional information. For the 1997 period that the Partnership owned Peachtree, Jacor paid approximately $74,800 in total rents. The per square foot rent paid by Jacor was comparable to that paid by other tenants at Peachtree.

3. PROPERTY SALES:

On May 5, 1997, the Partnership consummated the sale of Peachtree, located in Atlanta, Georgia, for a sale price of $7,749,200. Net proceeds from this transaction were $7,430,300, which was net of closing expenses. The Partnership reported a net gain of $1,098,100 for the nine months ended September 30, 1997 in connection with this sale and distributed $7,440,000 or $124.00 per Unit on August 31, 1997 to Limited Partners of record as of May 5, 1997.

On May 16, 1997, a joint venture in which the Partnership owns a 50% interest, consummated the sale of Lakewood Square Shopping Center ("Lakewood"), located in Lakewood, California, for a sale price of $17,750,000, of which the Partnership's share was $8,875,000. The Partnership's share of net proceeds from this transaction was $8,661,300, which was net of closing expenses. The Partnership reported a net gain of $167,800 for the nine months ended September 30, 1997 in connection with this sale and distributed $8,640,000 or $144.00 per Unit on August 31, 1997 to Limited Partners of record as of May 16, 1997.

On June 27, 1997, a joint venture in which the Partnership owns a 50% interest, consummated the sale of 12621 Featherwood Office Building, located in Houston, Texas, for a sale price of $3,146,700, of which the Partnership's share was $1,573,350. The Partnership's share of net proceeds from this transaction was $1,492,000, which was net of closing expenses. The Partnership reported a net loss of $53,700 for the nine months ended September 30, 1997 in connection with this sale and will distribute $1,495,800 or $24.93 per Unit on November 30, 1997 to Limited Partners of record as of June 27, 1997.

4. ENVIRONMENTAL MATTER:

In December 1996, the Managing General Partner became aware of the existence of hazardous substances in the ground under Lakewood. The sources of the hazardous substances is believed to emanate from one or more of the tenants operating a dry cleaning business at Lakewood. In connection with the 1997 sale of Lakewood, the purchaser assumed the obligation to remedy the hazardous substances in the manner required by law, which includes, but is not limited to, payment of all costs in connection with the remediation work. Also included in the agreement was a one-year indemnification by the purchaser against and from any and all claims, demands, losses, liabilities, costs, damages, expenses, clean-up costs required by, and fines and damages imposed by governmental agencies with jurisdiction over Lakewood, and all reasonable costs and expenses incurred by the purchaser related to the hazardous substances.

5. SUBSEQUENT EVENT:

On November 10, 1997, a joint venture in which the Partnership owns a 50% interest, consummated the sale of Foxhall Square Office Building, located in Washington D.C., for a sale price of $17,125,000, of which the Partnership's share was $8,562,500. The Partnership's share of proceeds from this transaction was approximately $8,250,000, which is net of actual and estimated closing expenses. The Partnership will report a net gain for financial reporting purposes of approximately $1,150,000 for the year ending December 31, 1997 from this sale and intends to distribute $8,250,000 or $137.50 per Unit on February 28, 1998 to Limited Partners of record as of November 10, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership's annual report for the year ended December 31, 1996 for a discussion of the Partnership's business.

OPERATIONS
The table below includes a recap of certain operating results of each of the Partnership's properties for the quarters and nine months ended September 30, 1997 and 1996. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                               Comparative Operating Results(a)
                             For the Quarter   For the Nine Months
                                  Ended               Ended
                            9/30/97  9/30/96   9/30/97     9/30/96
--------------------------------------------------------------------
FOXHALL SQUARE BUILDING (50%)
Rental revenues             $418,500 $397,600 $1,268,000  $1,183,200
--------------------------------------------------------------------
Property net income         $100,800 $ 82,900 $  369,700  $  334,400
--------------------------------------------------------------------
Average occupancy                91%      85%        91%         84%
--------------------------------------------------------------------
PEACHTREE PALISADES OFFICE BUILDING (B)
Rental revenues                      $394,800 $  601,900  $1,073,100
--------------------------------------------------------------------
Property net income                  $ 43,700 $   36,300  $   13,300
--------------------------------------------------------------------
Average occupancy                         90%                    91%
--------------------------------------------------------------------
LAKEWOOD SQUARE SHOPPING CENTER (50%)(B)
Rental revenues                      $332,300 $  501,000  $  986,700
--------------------------------------------------------------------
Property net income                  $170,100 $  253,000  $  479,500
--------------------------------------------------------------------
Average occupancy                         97%                    96%
--------------------------------------------------------------------
12621 FEATHERWOOD BUILDING (50%)(B)
Rental revenues                      $129,600         (c) $  399,100
--------------------------------------------------------------------
Property net income (loss)           $ 49,700 $  (40,500) $  162,700
--------------------------------------------------------------------
Average occupancy                        100%                   100%
--------------------------------------------------------------------

(a) The above table excludes certain income and expense items which are either not directly related to individual property operating results such as interest income and general and administrative expenses or are related to properties previously owned by the Partnership.
(b) Property was sold during the quarter ended June 30, 1997. See Note 3 of Notes to Financial Statements for additional information.
(c) Property was vacant from December 14, 1996 through the date of its sale, June 27, 1997.

Unless otherwise disclosed, discussions of fluctuations between 1997 and 1996 refer to both the quarters and nine months ended September 30, 1997 and 1996.

Net income increased by $1,170,400 for the nine months ended September 30, 1997 when compared to the nine months ended September 30, 1996 and decreased by $139,400 for the quarter ended September 30, 1997 when compared to the quarter ended September 30, 1996. The changes were primarily due to the effects of the 1997 sales of three of the Partnership's properties. For the comparable nine month periods, the results were most significantly affected by the net gain of $1,212,200 on the sales of these properties. In addition, results for the comparable quarterly and nine-month periods diminished by $321,800 and $406,700, respectively, due to the absence of operating results from the sold properties. For further information regarding the sales, see Note 3 of Notes to the Financial Statements.

The following comparative discussion excludes the results of the Partnership's properties sold during 1997.

Net income increased by $200,600 and $364,900 for the quarter and nine months ended September 30, 1997 when compared to the quarter and nine months ended September 30, 1996, respectively. The increases were primarily due to an increase in interest earned on the Partnership's short-term investments due to an increase in the amount of cash available for investment. Also contributing the increases were improved operating results at Foxhall Square Office Building ("Foxhall"), which resulted from an increase in revenues, and for the comparable nine month periods decreased general and administrative expenses resulting from reduced personnel costs and accounting fees.

Rental revenues increased by $20,900 or 5.2% and $84,800 or 7.2% for the quarter and nine months ended September 30, 1997 when compared to the quarter and nine months ended September 30, 1996, respectively. The increases were primarily due to increases in average occupancy.

Depreciation and amortization expenses increased by $5,100 and $21,100, respectively, for the periods under comparison. The increases were primarily due to an increase in the depreciable assets placed in service.

Real estate tax expense increased by $8,200 and $19,500 for the quarter and nine months ended September 30, 1997 when compared to the quarter and nine months ended September 30, 1996, respectively. The increase was primarily due to a projected increase in real estate taxes at Foxhall.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                           Comparative Cash Flow
                            Results For the Nine
                                Months Ended
                            9/30/97       9/30/96
----------------------------------------------------
Cash Flow (as defined in
 the Partnership
 Agreement)               $  1,490,100  $ 1,848,200
Items of reconciliation:
Decrease in current
 assets                         30,400       96,600
(Decrease) in current
 liabilities                  (266,600)    (216,700)
----------------------------------------------------
Net cash provided by
 operating activities     $  1,253,900  $ 1,728,100
----------------------------------------------------
Net cash provided by
 (used for) investing
 activities               $ 13,399,700  $(3,546,000)
----------------------------------------------------
Net cash (used for)
 financing activities     $(17,233,000) $(1,227,700)
----------------------------------------------------

The decrease in Cash Flow (as defined in the Partnership Agreement) of $358,100 for the nine months ended September 30, 1997 when compared to nine months ended September 30, 1996 was primarily due to the effects of the sales of Peachtree, Lakewood and Featherwood. Partially offsetting the decrease were improved operating results, exclusive of depreciation and amortization, at Foxhall and increased interest income generated by the Partnership's short-term investments.

The decrease in the Partnership's cash position of $2,579,400 as of September 30, 1997 when compared to December 31, 1996 was primarily the result of the Partnership utilizing its cash to invest in short-term debt securities partially offset by the cash provided by operating activities. Liquid assets, including cash, cash equivalents and investments in debt securities as of September 30, 1997, were comprised of amounts held for working capital purposes and undistributed Sales Proceeds.

Net cash provided by operating activities decreased by $474,200 for the nine months ended September 30, 1997 when compared to the nine months ended September 30, 1996. The decrease was primarily due to the absence of results from the Partnership's sold properties. Partially offsetting the decrease was the increase in interest earned on the Partnership's short-term investments, resulting from the investment of Sales Proceeds prior to their distribution to Limited Partners.

Net cash (used for) provided by investing activities changed from $(3,546,000) for the nine months ended September 30, 1996 to $13,399,700 for the nine months ended September 30, 1997. The change was due to the receipt of proceeds from the sale of Partnership properties and reduced expenditures for capital and tenant improvements, partially offset by an increase in investment in debt securities. The increase in investments in debt securities is the result of the continued extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts as they are held for working capital purposes or distributions to Limited Partners. These investments are of investment-grade and generally mature less than one year from their date of purchase.

The Partnership maintains working capital reserves to pay for capital expenditures. During the nine months ended September 30, 1997, the Partnership spent $183,800 for capital and tenant improvements and leasing costs.

On May 5, 1997, the Partnership completed the sale of Peachtree. Net proceeds generated from this sale amounted to $7,430,300. In connection with this sale, the Partnership declared a special distribution in the amount of $7,440,000 or $124.00 per Unit, which the Partnership distributed on August 31, 1997 to Limited Partners of record as of May 5, 1997.

On May 16, 1997, a joint venture in which the Partnership has a 50% interest, completed the sale of Lakewood. The Partnership's share of net proceeds from this sale amounted to $8,661,300. In connection with this sale, the Partnership declared a special distribution in the amount of $8,640,000 or $144.00 per Unit, which the Partnership distributed on August 31, 1997 to Limited Partners of record as of May 16, 1997.

On June 27, 1997, a joint venture in which the Partnership has a 50% interest, completed the sale of Featherwood. The Partnership's share of net proceeds from this sale amounted to $1,492,000. In connection with this sale, the Partnership declared a special distribution in the amount of $1,495,800 or $24.93 per Unit, which the Partnership intends to distribute on November 30, 1997 to Limited Partners of record as of June 27, 1997.

On November 10, 1997, a joint venture in which the Partnership has a 50% interest, completed the sale of Foxhall. The Partnership's share of net proceeds from this sale amounted to approximately $8,250,000 or $137.50 per Unit. In connection with this sale, the Partnership has declared a special distribution in this amount, which the Partnership will distribute on February 28, 1998 to Limited Partners of record as of November 10, 1997.

The increase in net cash used for financing activities of $16,005,300 for the nine months ended September 30, 1997 when compared to the nine months ended September 30, 1996 was due primarily to the distribution of Sales Proceeds from the sales of Peachtree and Lakewood.

Distributions to Limited Partners for the quarter ended September 30, 1997 were declared in the amount of $210,000 or $3.50 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter.

As described in Note 4 of Notes to Financial Statements, there is uncertainty surrounding an environmental matter at Lakewood. The Managing General Partner is in correspondence with the purchaser of Lakewood for the purpose of monitoring their remediation efforts. The Managing General Partner believes that the entire remediation process could take from twelve to twenty-four months. There can be no assurance as to the actual timeframe for the remediation or that it will be completed without cost to the Partnership. As a result of this, together with other potential post closing matters related to the sales of Partnership properties, it will be necessary for the Partnership to remain open. Following the special distribution of Foxhall Sale Proceeds on February 28, 1998, distributions will be suspended. When the environmental matter at Lakewood is satisfactorily remediated, Limited Partners will receive a final liquidating distribution of the remaining cash currently held by the Partnership, less amounts reserved for administrative expenses and any amounts deemed necessary to resolve, or provide for, any post closing matters.

                          PART II. OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K
------    --------------------------------

          (a)  Exhibits:  None

          (b)  Reports on Form 8-K:

               A Report was filed on Form 8-K on July 14, 1997 reporting the sale of Featherwood.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 1

                              By:  FIRST CAPITAL FINANCIAL CORPORATION
                                   MANAGING GENERAL PARTNER

Date:  November 14, 1997      By:  /s/  DOUGLAS CROCKER II
       -----------------           -----------------------
                                        DOUGLAS CROCKER II
                                   President and Chief Executive Officer

Date:  November 14, 1997      By:  /s/  NORMAN M. FIELD
       -----------------           -----------------------
                                        NORMAN M. FIELD
                                   Vice President - Finance and Treasurer