Form 10-K405
period 1997-12-31
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 1
filed 1998-03-30
CIK 730212

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended                            December 31, 1997
                            ------------------------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                            to
                                    ----------------------------------------------------------
    Commission File Number                                 0-12538
                           -------------------------------------------------------------------

                       First Capital Institutional Real Estate, Ltd. - 1
----------------------------------------------------------------------------------------------
                     (Exact name of registrant as specified in its charter)

           Florida                                                           59-2197264
-------------------------------                                      -------------------------
(State or other jurisdiction of                                           (I.R.S. Employer
incorporation or organization)                                          Identification No.)

Two North Riverside Plaza, Suite 1000, Chicago, Illinois                    60606-2607
--------------------------------------------------------             -------------------------
    (Address of principal executive offices)                                (Zip Code)

Registrant's telephone number, including area code                        (312) 207-0020
                                                                     -------------------------
Securities registered  pursuant to Section 12(b) of the Act:                   NONE
                                                                     -------------------------
Securities registered pursuant to Section 12(g) of the Act:          Limited Partnership Units
                                                                     -------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Documents incorporated by reference:

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

The business of the Partnership was to invest primarily in existing, improved, income-producing commercial real estate, such as shopping centers, warehouses, office buildings, and, to a lesser extent, in other types of income-producing commercial real estate. From May 1983 to January 1985, the Partnership made three real property investments and purchased 50% interests in three joint ventures with an Affiliated partnership. Each of these joint ventures was formed for the purpose of acquiring a 100% interest in certain real property and were operated under the common control of First Capital Financial Corporation (the "Managing General Partner"). During the year ended December 31, 1997, the Partnership has sold its remaining four real property investments.

Property management services for one of the Partnership's real estate investments was provided by an independent real estate management company for fees calculated as a percentage of gross rents received from the property. Affiliates of the Managing General Partner provided property management and/or supervisory services for fees calculated as a percentage of gross rents received from each of the Partnership's properties.

ITEM 2.  PROPERTIES
-------  ----------

During the year ended December 31, 1997, the Partnership sold its remaining property investments.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

(a & b) The Partnership and its properties were not a party to, nor the subject of, any material pending legal proceedings, nor were any such proceedings terminated during the quarter ended December 31, 1997. Ordinary routine legal matters incidental to the business which was not deemed material were pursued during the quarter ended December 31, 1997.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

(a,b,c & d) None.

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S EQUITY AND RELATED SECURITY HOLDER MATTERS
-------  ----------------------------------------------------------------------

There has not been, nor is there expected to be, a public market for Units.

As of March 1, 1998, there were 7,834 Holders of Units.

ITEM 6. SELECTED FINANCIAL DATA

                                       For the Years Ended December 31,
                          -----------------------------------------------------------
                             1997        1996        1995        1994        1993
-------------------------------------------------------------------------------------
Total revenues            $ 5,994,200 $ 5,074,600 $ 4,946,700 $ 4,684,100 $ 4,682,700
Net income                $ 3,850,100 $ 1,389,800 $   173,300 $   434,400 $ 1,167,800
Net income allocated to
 Limited Partners         $ 2,790,200 $ 1,478,900 $   276,900 $   532,200 $ 1,262,200
Net income allocated to
 Limited Partners per
 Unit (60,000 Units
 outstanding)             $     46.50 $     24.65 $      4.62 $      8.87 $     21.04
Total assets              $12,278,900 $28,137,300 $28,553,900 $29,792,600 $30,524,900
Distributions to Limited
 Partners per Unit
 (60,000 Units
 outstanding) (a)         $    447.93 $     28.00 $     25.68 $     23.32 $     13.32
Return of capital to
 Limited Partners per
 Unit (60,000 Units
 outstanding) (b)         $    401.43 $      3.35 $     21.06 $     14.45         N/A
OTHER DATA: Investment
 in commercial rental
 properties (net of
 accumulated
 depreciation and
 amortization)                   None $23,837,900 $24,149,000 $25,324,600 $25,990,100
Number of real property
 interests owned at
 December 31                     None           4           4           4           4
-------------------------------------------------------------------------------------

(a) Distributions per Unit to Limited Partners for the year ended December 31, 1997 included Sale Proceeds of $430.43.
(b) For purposes of this table, return of capital represents either: 1) the amount by which distributions, if any, exceed net income for the respective year or 2) total distributions, if any, when the Partnership incurs a net loss for the respective year. Pursuant to the Partnership Agreement, Capital Investment is only reduced by distributions of Sale Proceeds. Accordingly, return of capital as used in this table does not impact Capital Investment.

The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by generally accepted accounting principles ("GAAP"):

                                        For the Years Ended December 31,
                          ----------------------------------------------------------------
                              1997         1996         1995         1994         1993
-------------------------------------------------------------------------------------------
Cash Flow (as defined in
 the Partnership
 Agreement) (a)           $  1,614,700  $ 2,533,800  $ 2,443,600  $ 2,069,000  $ 2,346,700
Items of reconciliation:
 Changes in assets and
  liabilities:
 Decrease (increase) in
  current assets                44,000       76,700       79,400       59,500      (29,000)
 (Decrease) increase in
  current liabilities         (322,500)    (162,600)      85,600       61,000        7,600
-------------------------------------------------------------------------------------------
Net cash provided by
 operating activities     $  1,336,200  $ 2,447,900  $ 2,608,600  $ 2,189,500  $ 2,325,300
-------------------------------------------------------------------------------------------
Net cash provided by
 (used for) investing
 activities               $ 25,970,300  $(1,132,900) $(1,094,700) $  (969,200) $  (713,500)
-------------------------------------------------------------------------------------------
Net cash (used for)
 financing activities     $(18,983,000) $(1,643,800) $(1,497,600) $(1,227,600) $(1,082,700)
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

The above selected financial data should be read in conjunction with the financial statements and the related notes appearing on pages A-1 through A-7 in this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The ordinary business of the Partnership is expected to pass through three phases: (i) Offering of Units and investment in properties, (ii) operation of properties and (iii) sale or other disposition of properties.

The Partnership commenced the Offering of Units on November 16, 1982 and began operations on January 3, 1983, after reaching the required minimum subscription level. In March, 1983, the Offering was terminated upon the sale of 60,000 Units. During the period from 1983 to 1985, the Partnership purchased a total of six properties, including three 50% joint venture interests.

One of the Partnership's objectives was to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. The Partnership, has substantially completed the disposition phase of its life cycle. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales. Partnership operating results are generally expected to decline as real property interests are sold since the Partnership no longer receives income generated from such real property interests. Through December 31, 1997 the Partnership has sold all of its real property investments.

OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1997 TO THE YEAR ENDED DECEMBER 31,
1996
Net income for the year ended December 31, 1997 increased by $2,460,300 when compared to the year ended December 31, 1996. The increase was primarily the result of $2,799,200 in net gain on sale recorded from the sales of the Partnership's four remaining properties. Also contributing to the increase was an increase in interest earned on the Partnership's short-term investments which resulted from an increase in the average amount of cash available for investment. Partially offsetting the increase was the partial absence of 1997 results due to the sale of the Partnership's four remaining properties and an increase in general and administrative expenses resulting from state tax expense related to the sale of Peachtree.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1996 TO THE YEAR ENDED DECEMBER 31,
1995
Net income increased by $1,216,500 for the year ended December 31, 1996, when compared to the year ended December 31, 1995, which was primarily the result of $1,100,000 of provisions for value impairment recorded in 1995. Exclusive of the provisions, net income increased $116,500 for the year ended December 31, 1996 when compared to the year ended December 31, 1995. The increase was primarily due to improved operating results at Peachtree Palisades East Office Building ("Peachtree"), 12621 Featherwood Office Building ("Featherwood") and Lakewood Square Shopping Center ("Lakewood") as well as decreased general and administrative expenses due to reduced printing and mailing costs. Partially offsetting the increase in net income was diminished operating results at Foxhall Square Building ("Foxhall").

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

Real estate tax expense increased by $33,500 for the year ended December 31, 1996 when compared to the year ended December 31, 1995 primarily due to the 1995 receipt of refunds for 1993/1994 real estate taxes at Lakewood and for 1992 real estate taxes at Peachtree. Real estate tax expense, exclusive of the refunds, decreased as a result of decreases in the assessed valuations of Foxhall and Featherwood.

Property operating expenses increased by $24,300 for the year ended December 31, 1996 when compared to the year ended December 31, 1995. The increase was primarily due to an increase in utilities at Foxhall and an increase in security costs at Lakewood.

The rate of inflation remained relatively stable during the years under comparison and had a minimal impact on the operating results of the Partnership. The nature of various tenants lease clauses protected the Partnership, to some extent, from increases in the rate of inflation. Certain of the lease clauses provided for the following: 1) annual rent increases based on the Consumer Price Index or graduated rental increases; 2) percentage rentals at shopping centers, for which the Partnership receives as additional rent a percentage of a tenant's sales over predetermined amounts and 3) total or partial tenant reimbursement of property operating expenses (e.g., common area maintenance, real estate taxes, etc.).

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

Cash Flow (as defined in the Partnership Agreement) decreased by $919,100 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The decrease was primarily due to the absence of operating income due to the property sales during 1997.

The increase in the Partnership's cash position of $8,323,500 for the year ended December 31, 1997 was primarily the result of the receipt of Sale Proceeds from Foxhall, which will be distributed in 1998. Liquid assets of the Partnership as of December 31, 1997 were comprised of undistributed cash from operations retained for working capital purposes and undistributed Sale Proceeds.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


Net cash provided by operating activities for the year ended December 31, 1997 was $1,336,200, a $1,111,700 decrease when compared to the year ended December 31, 1996. This decrease was primarily due to the absence of results, together with the liquidation of liabilities, both due to the sales of all of the Partnership's properties during 1997.

Net cash (used for) provided by investing activities changed from $(1,132,900) for the year ended December 31, 1996 to $25,970,300 for the year ended December 31, 1997. The change was primarily due the receipt of Sales Proceeds in 1997.

On May 5, 1997, the Partnership completed the sale of Peachtree. Net proceeds generated from this sale amounted to $7,547,500. In connection with this sale, the Partnership declared a special distribution in the amount of $7,440,000 or $124.00 per Unit, which was distributed on August 31, 1997 to Limited Partners of record as of May 5, 1997.

On May 16, 1997, a joint venture in which the Partnership has a 50% interest, completed the sale of Lakewood. The Partnership's share of net proceeds from this sale amounted to $8,660,000. In connection with this sale, the Partnership declared a special distribution in the amount of $8,640,000 or $144.00 per Unit, which was distributed on August 31,1997 to Limited Partners of record as May 16, 1997.

On June 27, 1997, a joint venture in which the Partnership has a 50% interest, completed the sale of Featherwood. The Partnership's share of net proceeds from this sale amounted to $1,492,000. In connection with this sale, the Partnership declared a special distribution in the amount of $1,495,800 or $24.93 per Unit, which was distributed on November 30, 1997 to Limited Partners of record as of June 27, 1997.

On November 10, 1997, a joint venture in which the Partnership has a 50% interest, completed the sale of Foxhall. The Partnership's share of net proceeds from this sale amounted to $8,283,000. In connection with this sale, the Partnership declared a special distribution in the amount of $8,250,000 or $137.50 per Unit, which was distributed on February 28, 1998 to Limited Partners of record as of November 10, 1997.

The increase in net cash used for financing activities of $17,339,200 for the year ended December 31, 1997 when compared to the year ended December 31, 1996 was due primarily to the special distributions of Sales Proceeds.

As disclosed above, the Partnership is in the disposition phase of its life cycle. By the Year 2000, it is anticipated that the Partnership will have either distributed all of its assets and terminated its existence or its operating activities will be substantially reduced. The General Partner, on behalf of the Partnership, has contracted for substantially all of its business activities with certain principal entities for which computer programs are utilized. Each of these companies is financially responsible and have represented to management of the General Partner that they are taking appropriate steps for modifications needed to their respective systems to accommodate processing data by Year 2000. Accordingly, the Partnership anticipates incurring no material Year 2000 costs and is currently not aware of any material contingencies related to this matter.

Distributions of Cash Flow to Limited Partners for the quarter ended December 31, 1997 were declared in the amount of $210,000 or 3.50 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter.

As described in Note 5 of Notes to Financial Statements, there is uncertainty surrounding an environmental matter at Lakewood. The Managing General Partner is in correspondence with the purchaser of Lakewood for the purpose of monitoring their remediation efforts. There can be no assurance as to the actual timeframe for the remediation or that it will be completed without cost to the Partnership. As a result of this, together with other potential post closing matters related to the Partnership properties it will be necessary for the Partnership to remain open. Following the special distribution of Foxhall Sale Proceeds on February 28, 1998, distributions to Limited Partners will be suspended. When the environmental matter at Lakewood is satisfactorily remediated, Limited Partners will receive a final liquidating distribution of the remaining cash currently held by the Partnership, less amounts reserved for administrative expenses and any amounts deemed necessary to resolve, or provide for, any post closing matters.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) & (e)  DIRECTORS

     The Partnership has no directors. First Capital Financial Corporation ("FCFC") is the Managing General Partner. The directors of FCFC, as of March 31, 1998, are shown in the table below. Directors serve for one year or until their successors are elected. The next annual meeting of FCFC will be held in June 1998.


            Name                                           Office
            ----                                           ------
     Douglas Crocker II.................................  Director
     Sheli Z. Rosenberg.................................  Director


     Douglas Crocker II, 57, has been President and Chief Executive Officer since December 1992 and a Director since January 1993 of the Managing General Partner. Mr. Crocker has been President, Chief Executive Officer and trustee of Equity Residential Properties Trust since March 31, 1993. Mr. Crocker is a member of the Board of Directors of Horizon Group, Inc. and Wellsford Real Properties Inc. Mr. Crocker was an Executive Vice President of Equity Financial and Management Company ("EFMC") from November 1992 until March 31, 1997

     Sheli Z. Rosenberg, 56, was President and Chief Executive Officer of the Managing General Partner from December 1990 to December 1992 and has been a Director of the Managing General Partner since September 1983; was Executive Vice President and General Counsel for EFMC from October 1980 to November 1994; has been President and Chief Executive Officer of Equity Group Investments, Inc. ("EGI") since November 1994; has been a Director of Great American Management and Investment Inc. ("Great American") since June 1984 and is a director of various subsidiaries of Great American. She is also a director of Anixter International Inc., American Classic Voyages Co., CVS Corporation, Illinova Corporation, Illinois Power Co., Jacor Communications, Inc., and Manufactured Home Communities, Inc. She is also a trustee of Equity Residential Properties Trust, Equity Office Properties Trust and Capital Trust. Ms. Rosenberg was a Principal of Rosenberg & Liebentritt, P.C., counsel to the Partnership, the Managing General Partner and certain of their Affiliates from 1980 to September 1997. She had been Vice President of First Capital Benefit Administrators, Inc. ("Benefit Administrators") since July 22, 1987 until its liquidation in November 1995. Benefit Administrators filed for protection under the Federal Bankruptcy laws on January 3, 1995.

--------  --------------------------------------------------

(b) & (e) EXECUTIVE OFFICERS
          ------------------


     The Partnership does not have any executive officers. The executive officers of the Managing General Partner as of March 31, 1998 are shown in the table. All officers are elected to serve for one year or until their successors are elected and qualified.

       Name                             Office
       ----                             ------
     Douglas Crocker II.................President and Chief Executive Officer
     Donald J. Liebentritt..............President
     Norman M. Field....................President - Finance and Treasurer

     PRESIDENT AND CEO- See Table of Directors above.

     Donald J. Liebentritt, 47, has been Vice President of the Managing General Partner since July 1997 and is Executive Vice President and General Counsel of EGI, Vice President and Assistant Secretary of Great American and Principal and Chairman of the Board of Rosenberg & Liebentritt, P.C.

     Norman M. Field, 49, has been Vice President of Finance and Treasurer of the Managing General Partner since February 1984, and also served as Vice President and Treasurer of Great American from July 1983 until March 1995. Mr. Field had been Treasurer of Benefit Administrators since July 22, 1987 until its liquidation in November 1995. Benefit Administrators filed for protection under the Federal Bankruptcy laws on January 3, 1995. He was Chief Financial Officer of Equality Specialties, Inc. ("Equality"), a subsidiary of Great American, from August 1994 to April 1995. Equality was sold in April 1995.


(d)  FAMILY RELATIONSHIPS
     --------------------

     There are no family relationships among any of the foregoing directors and officers.


(f)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS
     ----------------------------------------

     With the exception of the bankruptcy matter disclosed under Items 10 (a),
     (b) and (e), there are no involvements in certain legal proceedings among any of the foregoing directors and officers.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

(a,b,c & d) As stated in Item 10, the Partnership has no officers or directors. Neither the Managing General Partner, nor any director or officer of the Managing General Partner, received any direct remuneration from the Partnership during the year ended December 31, 1997. However, the Managing General Partner and Affiliates of the Managing General Partner do compensate the directors and officers of the Managing General Partner. For additional information see Item 13 (a) Certain Relationships and Related Transactions.

(e)  None.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

(a) As of March 1, 1998 no person owned of record or was known by the Partnership to own beneficially more than 5% of the Partnership's 60,000 Units then outstanding.

(b) The Partnership has no directors or executive officers. As of March 1, 1998, none of the executive officers and directors of First Capital Financial Corporation, the Managing General Partner, owned any Units.

(c)  None.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

(a) Certain Affiliates of the Managing General Partner, provided leasing, property management and supervisory services to the Partnership. Compensation for these property management services may not exceed 6% of the gross receipts from the property being managed where the Managing General Partner or Affiliates provide leasing, re-leasing, or leasing related services, reduced by an amount not to exceed 3% of gross receipts for leasing fees paid to third-parties. For the year ended December 31, 1997, these Affiliates were entitled to supervisory and property management and leasing fees of approximately $145,600. In addition, other Affiliates of the Managing General Partner were entitled to compensation and reimbursements of approximately $47,000 from the Partnership for insurance, personnel, and other miscellaneous services. Services of Affiliates are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons. As of December 31, 1997, total fees and reimbursements of $700 were due to Affiliates.

     Jacor Communications, Inc. ("Jacor"), a radio broadcasting company, which is approximate 31% owned by Affiliates of the Managing General Partner, was obligated to the Partnership under a lease for office space at Peachtree. Peachtree was sold on May 5, 1997. See Note 4 of Notes to Financial Statements for additional information. For the 1997 period that the Partnership owned Peachtree, Jacor paid approximately $74,800 in total rents. The rent paid by Jacor was comparable to that paid by other tenants at Peachtree.

     In accordance with the Partnership Agreement, subsequent to March 31, 1983, the Termination of the Offering, the General Partners are entitled to 10% of Cash Flow (as defined by the Partnership Agreement) as their Subordinated Partnership Management Fee, provided that Limited Partners first receive specified non-cumulative annual rates of return on their Capital Investment.

     In accordance with the Partnership Agreement, Net Profits (exclusive of depreciation and Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General

--------  ----------------------------------------------

     Partners, in an amount equal to the greater of the General Partners' Subordinated Partnership Management Fee or 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners, in an amount equal to the aggregate amount of depreciation previously allocated to them; second, to the General Partners and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; third, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and fourth, the balance, if any, to the Limited Partners. Net Losses (exclusive of depreciation and Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. All depreciation is allocated 10% to the General Partners and 90% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners' capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (collectively, the "Excess Balances"), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. The General Partners were not entitled to cash distributions for the year ended December 31, 1997. For the year ended December 31, 1997, the General Partners were allocated Net Profits of $1,059,900, which included a net gain of $1,100,100 on the sales of four properties.

(b) Rosenberg & Liebentritt, P.C. ("Rosenberg"), serves as legal counsel to the Partnership, the Managing General Partner and certain of their Affiliates. Donald J. Liebentritt, Vice President of the Managing General Partner is a Principal and Chairman of the Board of Rosenberg. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could have been obtained from unaffiliated persons. Total legal fees charged by Rosenberg for the year ended December 31, 1997 were $93,900. As of December 31, 1997, total fees of $7,500 were due to Rosenberg.

(c)  No management person is indebted to the Partnership.

(d)  None.

                                    PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------  ----------------------------------------------------------------

(a,c & d) (1,2 & 3) See Index of Financial Statements, Schedule and Exhibits on page A-1 of Form 10-K.

(b)  Reports on Form 8-K:

     A report was filed on Form 8-K on November 24, 1997 reporting the sale of Foxhall.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 1


                           BY:  FIRST CAPITAL FINANCIAL CORPORATION
                                MANAGING GENERAL PARTNER


Dated:  March 31, 1998     By:  /s/          DOUGLAS CROCKER II
       ----------------        -------------------------------------------------
                                             DOUGLAS CROCKER II
                                    President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  DOUGLAS CROCKER II     March 31, 1998  President, Chief Executive Officer
--------------------------  --------------  and Director of the Managing General
     DOUGLAS CROCKER II                     Partner

/s/  SHELI Z. ROSENBERG     March 31, 1998  Director of the Managing General
--------------------------  --------------  Partner
     SHELI Z. ROSENBERG

/s/  DONALD J. LIEBENTRITT  March 31, 1998  Vice President
--------------------------  --------------
     DONALD J. LIEBENTRITT

/s/  NORMAN M. FIELD        March 31, 1998  Vice President - Finance and
--------------------------  --------------  Treasurer
     NORMAN M. FIELD

             INDEX OF FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

               FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

                                                                    Pages
                                                                 -----------
Report of Independent Auditors                                       A-2

Balance Sheets as of December 31, 1997 and 1996                      A-3

Statements of Partners' Capital for the Years Ended
 December 31, 1997, 1996 and 1995                                    A-3

Statements of Income and Expenses for the Years Ended
 December 31, 1997, 1996 and 1995                                    A-4

Statements of Cash Flows for the Years Ended December
 31, 1997, 1996 and 1995                                             A-4

Notes to Financial Statements                                     A-5 to A-7

SCHEDULE FILED AS PART OF THIS REPORT

All schedules have been omitted as inapplicable, or for the reason that the required information is shown in the financial statements or notes thereto.

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

EXHIBIT (10)  Material Contracts
------------

Real Estate Sale Agreements and closing documents for the sales of the Partnership's investments in Peachtree Palisades East Office Building and Lakewood Square Shopping Center filed as exhibits to the Partnership's Report on form 8-K filed May 20, 1997 are incorporated herein by reference.

Real Estate Sale Agreement and closing documents for the sale of the Partnership's investment in 12621 Featherwood Office Building filed as an exhibit to the Partnership's Report on Form 8-K filed on July 11, 1997 is incorporated herein by reference.

Real Estate Sale Agreement and closing documents for the sale of the Partnership's investment in Foxhall Square Office Building filed as an exhibit to the Partnership's Report on Form 8-K filed November 24, 1997 is incorporated herein by reference.

An amendment to A Lease Agreement for a tenant at Peachtree as filed as an exhibit to the Partnership's Form 10-K for the year ended December 31, 1996 is incorporated herein by reference.

EXHIBIT (13)  Annual Report to Security Holders
------------

The 1996 Annual Report to Limited Partners is being sent under separate cover, not as a filed document and not via EDGAR, for the information of the Commission.

EXHIBIT (27)  Financial Data Schedule
------------

                        REPORT OF INDEPENDENT AUDITORS



Partners
First Capital Institutional Real Estate, Ltd. - 1
Chicago, Illinois


We have audited the accompanying balance sheets of First Capital Institutional Real Estate, Ltd. - 1 as of December 31, 1997 and 1996, and the related statements of income and expenses, partners' capital and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Institutional Real Estate, Ltd. - 1 at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                  Ernst & Young LLP


Chicago, Illinois
March 9, 1998

BALANCE SHEETS
December 31, 1997 and 1996
(All dollars rounded to nearest 00s)

                                                    1997         1996
--------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                            $           $  5,501,700
 Buildings and improvements                                    31,417,700
--------------------------------------------------------------------------
                                                               36,919,400
 Accumulated depreciation and amortization                    (13,081,500)
--------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                                23,837,900
Cash and cash equivalents                         12,249,600    3,926,100
Investment in debt securities                                     300,000
Rents receivable                                      25,400       60,200
Other assets                                           3,900       13,100
--------------------------------------------------------------------------
                                                 $12,278,900 $ 28,137,300
--------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses           $    60,100 $    263,000
 Due to Affiliates                                     8,200       20,500
 Real estate commissions due to Managing General
  Partner                                                         403,000
 Security deposits                                                147,200
 Distributions payable                             8,460,000      420,000
 Other liabilities                                    10,000      117,300
--------------------------------------------------------------------------
                                                   8,538,300    1,371,000
--------------------------------------------------------------------------
Partners' capital:
 General Partners (deficit)                          611,500     (448,400)
 Limited Partners (60,000 Units issued and
  outstanding)                                     3,129,100   27,214,700
--------------------------------------------------------------------------
                                                   3,740,600   26,766,300
--------------------------------------------------------------------------
                                                 $12,278,900 $ 28,137,300
--------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the years ended December 31, 1997, 1996 and 1995
(All dollars rounded to nearest 00s)

                                         General      Limited
                                         Partners     Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1995                        $ (255,700) $ 28,679,700  $ 28,424,000
Net (loss) income for the year ended
 December 31, 1995                        (103,600)      276,900       173,300
Distributions for the year ended
 December 31, 1995                                    (1,540,800)   (1,540,800)
-------------------------------------------------------------------------------
Partners' (deficit) capital, December
 31, 1995                                 (359,300)   27,415,800    27,056,500
Net (loss) income for the year ended
 December 31, 1996                         (89,100)    1,478,900     1,389,800
Distributions for the year ended
 December 31, 1996                                    (1,680,000)   (1,680,000)
-------------------------------------------------------------------------------
Partners' (deficit) capital, December
 31, 1996                                 (448,400)   27,214,700    26,766,300
Net income for the year ended December
 31, 1997                                1,059,900     2,790,200     3,850,100
Distributions for the year ended
 December 31, 1997                                   (26,875,800)  (26,875,800)
-------------------------------------------------------------------------------
Partners' capital, December 31, 1997    $  611,500  $  3,129,100  $  3,740,600
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the years ended December 31, 1997, 1996 and 1995
(All dollars rounded to nearest 00s except per Unit amounts)

                                             1997       1996        1995
----------------------------------------------------------------------------
Income:
 Rental                                   $2,595,600 $4,866,600  $4,713,500
 Interest                                    599,400    208,000     233,200
 Net gain on sales of property             2,799,200
----------------------------------------------------------------------------
                                           5,994,200  5,074,600   4,946,700
----------------------------------------------------------------------------
Expenses:
 Depreciation and amortization               563,800  1,144,000   1,170,300
 Property operating:
  Affiliates                                 164,500    227,200     199,200
  Nonaffiliates                              511,700    998,900   1,002,600
 Real estate taxes                           224,100    377,500     344,000
 Insurance--Affiliate                         24,600     60,400      46,300
 Repairs and maintenance                     382,600    692,200     702,700
 General and administrative:
  Affiliates                                  23,200     37,800      47,300
  Nonaffiliates                              249,600    146,800     161,000
 Provisions for value impairment                                  1,100,000
----------------------------------------------------------------------------
                                           2,144,100  3,684,800   4,773,400
----------------------------------------------------------------------------
Net income                                $3,850,100 $1,389,800  $  173,300
----------------------------------------------------------------------------
Net income (loss) allocated to General
 Partners                                 $1,059,900 $  (89,100) $ (103,600)
----------------------------------------------------------------------------
Net income allocated to Limited Partners  $2,790,200 $1,478,900  $  276,900
----------------------------------------------------------------------------
Net income allocated to Limited Partners
 per Unit (60,000 Units outstanding)      $    46.50 $    24.65  $     4.62
----------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the years ended December 31, 1997, 1996 and 1995
(All dollars rounded to nearest 00s)

                                             1997         1996         1995
--------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                              $  3,850,100  $ 1,389,800  $   173,300
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
  Net gain on sales of property            (2,799,200)
  Depreciation and amortization               563,800    1,144,000    1,170,300
  Provisions for value impairment                                     1,100,000
  Changes in assets and liabilities:
   Decrease (increase) in rents
    receivable                                 34,800       89,600      (82,500)
   Decrease (increase) in other assets          9,200      (12,900)     161,900
   (Decrease) increase in accounts
    payable and accrued expenses             (202,900)    (169,500)      69,500
   (Decrease) in due to Affiliates            (12,300)      (1,400)     (22,800)
   (Decrease) increase in other
    liabilities                              (107,300)       8,300       38,900
--------------------------------------------------------------------------------
    Net cash provided by operating
     activities                             1,336,200    2,447,900    2,608,600
--------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant
  improvements                               (312,200)    (832,900)  (1,094,700)
 Proceeds from the sales of property       25,982,500
 Decrease (increase) in investments in
  debt securities                             300,000     (300,000)
--------------------------------------------------------------------------------
    Net cash provided by (used for)
     investing activities                  25,970,300   (1,132,900)  (1,094,700)
--------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners           (18,835,800)  (1,645,200)  (1,505,400)
 (Decrease) increase in security
  deposits                                   (147,200)       1,400        7,800
--------------------------------------------------------------------------------
    Net cash (used for) financing
     activities                           (18,983,000)  (1,643,800)  (1,497,600)
--------------------------------------------------------------------------------
Net increase (decrease) in cash and
 cash equivalents                           8,323,500     (328,800)      16,300
Cash and cash equivalents at the
 beginning of the year                      3,926,100    4,254,900    4,238,600
--------------------------------------------------------------------------------
Cash and cash equivalents at the end of
 the year                                $ 12,249,600  $ 3,926,100  $ 4,254,900
--------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
December 31, 1997

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

ACCOUNTING POLICIES:
The financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). The Partnership utilizes the accrual method of accounting. Under this method, revenues are recorded when earned and expenses are recorded when incurred.

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

Commercial rental properties were recorded at cost, net of any provisions for value impairment, and depreciated (exclusive of amounts allocated to land) on the straight-line method over their estimated useful lives. Lease acquisition fees were recorded at cost and amortized on the straight-line method over the life of each respective lease. Maintenance and repair costs are expensed against operations as incurred; expenditures for improvements are capitalized to the appropriate property accounts and depreciated on the straight-line method over the estimated life of such improvements.

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

Investments in debt securities as of December 31, 1996 were comprised of obligations of the United States government and were classified as held-to-maturity. These investments were carried at their amortized cost basis in the financial statements which approximated fair value. All of these securities had a maturity of less than one year when purchased.

The Partnership's financial statements include financial instruments, including receivables and trade liabilities. The fair value of all financial instruments, including cash and cash equivalents, was not materially different from their carrying value at December 31, 1997 and 1996.

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

In accordance with the Partnership Agreement, Net Profits (exclusive of depreciation and Net Profits from the sale, disposition, or provision for value impairment of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners' Subordinated Partnership Management Fee or 1% of such Net Profits; second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners, in an amount equal to the aggregate amount of depreciation previously allocated to them; second, to the General Partners and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; third, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and fourth, the balance, if any, to the Limited Partners. Net Losses (exclusive of depreciation and Net Losses from the sale, disposition, or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. All depreciation is allocated 10% to the General Partners and 90% to the Limited Partners. Net Losses from the sale, disposition, or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners' capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (collectively, the "Excess Balances"), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition, or provision for value impairment of a Partnership property. The General Partners were not entitled to cash distributions for the years ended December 31, 1997, 1996 and 1995. During the year ended December 31, 1997, the General Partners were allocated Net Profits of $1,059,900 which includes a net gain on the sale of four properties of $1,100,100. During the year ended December 31, 1996, the General Partners were allocated a Net (Loss) of $(89,100). During the year ended December 31, 1995, the General Partners were allocated a Net (Loss) of $(103,600) which included a (loss) from provision for value impairment of $(11,000).

Fees and reimbursements paid and payable by the Partnership to Affiliates for the years ended December 31, 1997, 1996 and 1995 were as follows:

                                  1997             1996             1995
                            ---------------- ---------------- ----------------
                              Paid   Payable   Paid   Payable   Paid   Payable
------------------------------------------------------------------------------
Property management and
 leasing fees               $163,100   None  $194,300 $17,500 $195,400 $13,000
Reimbursement of property
 insurance premiums, at
 cost                         24,600   None    60,400    None   46,300    None
Legal                         86,400 $7,500    35,300    None   37,600    None
Reimbursement of expenses,
 at cost:
 --Accounting                 13,100    400    24,900   2,400   18,600   5,900
 --Investor communication     10,200    300    15,700     600   23,200   3,000
------------------------------------------------------------------------------
                            $297,400 $8,200  $330,600 $20,500 $321,100 $21,900
------------------------------------------------------------------------------

As of December 31, 1996, the Partnership had a recorded liability in the total amount of $403,000 payable to the Managing General Partner for real estate commissions earned in connection with the sale of Partnership properties in prior years. Under the terms of the Partnership Agreement, these commissions were not to be paid until such time as Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution plus a cumulative return (including all Cash Flow which has been distributed to the Limited Partners from the initial date of investment) of 6% simple interest per annum on their Capital Investment. During the year ended December 31, 1997, following the sale of the Partnership's last property, it was determined that the requirement would not be fulfilled and, accordingly, the liability was written off as a gain on sale of property.

On site-property management for the Partnership's properties was provided by an Affiliate of the General Partner and an independent property management group for a fee equal to 3% of gross rents received from the property. The Affiliate and independent property management group were entitled to leasing fees equal to 3% of gross rents received, reduced by leasing fees, if any, paid to third parties.

Jacor Communications, Inc. ("Jacor"), a radio broadcasting company, which is approximately 28% owned by Affiliates of the Managing General Partner, was obligated to the Partnership under a lease for office space at Peachtree Palisades East Office Building ("Peachtree"). Peachtree was sold on May 5, 1997 (See Note 4 for additional information). For the period during 1997 that the Partnership owned Peachtree, Jacor paid approximately $74,800 in total rents. The rent paid by Jacor was comparable to that paid by other tenants at this property.

3. INCOME TAX:

The Partnership utilizes the accrual method of accounting for both tax reporting and financial statement purposes. Financial statement results will differ from tax results due to the use of differing depreciation lives and methods, the recognition of rents received in advance as taxable income, the use of differing methods in computing the gain on sale of property and the Partnership's provision for value impairment.

The net effect of these accounting differences for the year ended December 31, 1997 was that net income for tax reporting purposes was greater than the net income for financial statement purposes by $5,625,400.

4. PROPERTY SALES:

On May 5, 1997, the Partnership consummated the sale of Peachtree, located in Atlanta, Georgia, for a sale price of $7,749,200. Net proceeds from this transaction were $7,547,500, which was net of closing expenses. The Partnership reported a net gain of $1,204,300 for the year ended December 31, 1997 in connection with this sale and distributed $7,440,000 or $124.00 per Unit on August 31, 1997 to Limited Partners of record as of May 5, 1997. The Partnership recorded a gain of $3,539,400 for income tax purposes for the year ended December 31, 1997.

On May 16, 1997, a joint venture in which the Partnership owns a 50% interest, consummated the sale of Lakewood Square Shopping Center ("Lakewood"), located in Lakewood, California, for a sale price of $17,750,000, of which the Partnership's share was $8,875,000. The Partnership's share of net proceeds from this transaction was $8,660,000, which was net of closing expenses. The Partnership reported a net gain of $166,600 for the year ended December 31, 1997 in connection with this sale and distributed $8,640,000 or $144.00 per Unit on August 31, 1997 to Limited Partners of record as of May 16, 1997. The Partnership recorded a gain of $3,238,700 for income tax purposes for the year ended December 31, 1997.

On June 27, 1997, a joint venture in which the Partnership owns a 50% interest, consummated the sale of 12621 Featherwood Office Building, located in Houston, Texas, for a sale price of $3,146,700, of which the Partnership's share was $1,573,350. The Partnership's share of net proceeds from this transaction was $1,492,000, which was net of closing expenses. The Partnership reported a net loss of $53,700 for the year ended December 31, 1997 in connection with this sale and distributed $1,495,800 or $24.93 per Unit on November 30, 1997 to Limited Partners of record as of June 27, 1997. The Partnership recorded a loss of $848,000 for income tax purposes for the year ended December 31, 1997.

On November 10, 1997, a joint venture in which the Partnership owns a 50% interest, consummated the sale of Foxhall Square Office Building, located in Washington D.C., for a sale price of $17,125,000, of which the Partnership's share was $8,562,500. The Partnership's share of proceeds from this transaction was $8,283,000, which was net of actual and estimated closing expenses. The Partnership reported a net gain for financial reporting purposes of $1,079,000 for the year ended December 31, 1997 from this sale and will distribute $8,250,000 or $137.50 per Unit on February 28, 1998 to Limited Partners of record as of November 10, 1997. The Partnership recorded a gain of $2,316,600 for income tax purposes for the year ended December 31, 1997.

5. ENVIRONMENTAL MATTER:

In December 1996, the Managing General Partner became aware of the existence of hazardous substances in the ground under Lakewood. The source of the hazardous substance emanates from one or more of the tenants operating a dry cleaning business at Lakewood. In connection with the 1997 sale of Lakewood, the purchaser assumed the obligation to remedy the hazardous substances in the manner required by law, which includes, but is not limited to, payment of all costs in connection with the remediation work. In addition, the purchaser provided the Partnership with certain indemnification protection in relation to clean-up costs and related expenses arising from the presence of hazardous substances. At the present time, the Managing General Partner is unaware of any claims or other matters referred to above, against the Partnership. The Managing General Partner is monitoring the documentation regarding the remediation work being performed by the purchaser.

6. PROVISIONS FOR VALUE IMPAIRMENT:

Due to regional factors and other matters affecting the Partnership's office properties there was uncertainty as to the Partnership's ability to recover the net carrying basis of certain of its properties. Accordingly, it was deemed appropriate to reduce the bases of such properties in the Partnership's financial statements during the year ended December 31, 1995.

The provisions for value impairment were considered non-cash events for the purposes of the Statements of Cash Flow and were not utilized in the determination of Cash Flows (as defined in the Partnership Agreement). The provisions for value impairment reported by the Partnership for the year ended December 31, 1995 were:

             Property
                  --------------------------
             12621 Featherwood    $  300,000
             Peachtree Palisades     600,000
             Foxhall Square          200,000
                  --------------------------
                                  $1,100,000
                  --------------------------