Form 10-Q
period 1998-03-31
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 1
filed 1998-05-14
CIK 730212

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended                    March 31, 1998
                           -----------------------------------------------------

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

               First Capital Institutional Real Estate, Ltd. - 1
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Florida                                              59-2197264
-------------------------------                             --------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

Two North Riverside Plaza, Suite 1000, Chicago, Illinois         60606-2607
--------------------------------------------------------    --------------------
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BALANCE SHEETS
(All dollars rounded to nearest 00s)

                            March 31,
                              1998     December 31,
                           (Unaudited)     1997
---------------------------------------------------
ASSETS
Cash and cash equivalents  $2,655,800  $12,249,600
Investments in debt
 securities                 1,200,600
Rents receivable               23,700       25,400
Other assets                    6,700        3,900
---------------------------------------------------
                           $3,886,800  $12,278,900
---------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and
  accrued expenses         $  226,500  $    60,100
 Due to Affiliates              7,400        8,200
 Distributions payable                   8,460,000
 Other liabilities             10,000       10,000
---------------------------------------------------
                              243,900    8,538,300
---------------------------------------------------
Partners' capital:
 General Partners             610,500      611,500
 Limited Partners (60,000
  Units issued and
  outstanding)              3,032,400    3,129,100
---------------------------------------------------
                            3,642,900    3,740,600
---------------------------------------------------
                           $3,886,800  $12,278,900
---------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the quarter ended March 31, 1998 (Unaudited) and the year ended December 31, 1997
(All dollars rounded to nearest 00s)

                                          General     Limited
                                         Partners     Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit) capital, January 1,
 1997                                    $(448,400) $ 27,214,700  $ 26,766,300
Net income for the year ended December
 31, 1997                                1,059,900     2,790,200     3,850,100
Distributions for the year ended
 December 31, 1997                                   (26,875,800)  (26,875,800)
-------------------------------------------------------------------------------
Partners' capital, December 31, 1997       611,500     3,129,100     3,740,600
Net (loss) for the quarter ended March
 31, 1998                                   (1,000)      (96,700)      (97,700)
-------------------------------------------------------------------------------
Partners' capital, March 31, 1998        $ 610,500  $  3,032,400  $  3,642,900
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended March 31, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                       1998       1997
--------------------------------------------------------------------------
Income:
 Rental                                              $  9,400  $1,232,100
 Interest                                             126,500      58,600
--------------------------------------------------------------------------
                                                      135,900   1,290,700
--------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                                    292,600
 Property operating:
  Affiliates                                                       56,400
  Nonaffiliates                                        20,000     262,000
 Real estate taxes                                                105,100
 Insurance--Affiliate                                              11,100
 Repairs and maintenance                                2,500     145,400
 General and administrative:
  Affiliates                                            4,900       6,100
  Nonaffiliates                                       206,200      43,200
--------------------------------------------------------------------------
                                                      233,600     921,900
--------------------------------------------------------------------------
Net (loss) income                                    $(97,700) $  368,800
--------------------------------------------------------------------------
Net (loss) allocated to General Partners             $ (1,000) $  (22,700)
--------------------------------------------------------------------------
Net (loss) income allocated to Limited Partners      $(96,700) $  391,500
--------------------------------------------------------------------------
Net (loss) income allocated to Limited Partners per
 Unit (60,000 Units outstanding)                     $  (1.61) $     6.53
--------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s)

                                                        1998         1997
------------------------------------------------------------------------------
Cash flows from operating activities:
 Net (loss) income                                   $   (97,700) $   368,800
 Adjustments to reconcile net (loss) income to net
  cash provided by operating activities:
  Depreciation and amortization                                       292,600
  Changes in assets and liabilities:
   Decrease in rents receivable                            1,700        9,900
   (Increase) in other assets                             (2,800)     (16,800)
   Increase in accounts payable and accrued expenses     166,400       61,100
   (Decrease) in due to Affiliates                          (800)      (1,800)
   (Decrease) in other liabilities                                    (51,500)
------------------------------------------------------------------------------
    Net cash provided by operating activities             66,800      662,300
------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements                        (208,100)
 (Increase) in investments in debt securities         (1,200,600)  (1,675,400)
------------------------------------------------------------------------------
    Net cash (used for) investing activities          (1,200,600)  (1,883,500)
------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                       (8,460,000)    (420,000)
 Increase in security deposits                                          2,800
------------------------------------------------------------------------------
    Net cash (used for) financing activities          (8,460,000)    (417,200)
------------------------------------------------------------------------------
Net (decrease) in cash and cash equivalents           (9,593,800)  (1,638,400)
Cash and cash equivalents at the beginning of the
 period                                               12,249,600    3,926,100
------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period   $ 2,655,800  $ 2,287,700
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 1998

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the three months ended March 31, 1998 are not necessarily indicative of the operating results for the year ending December 31, 1998.

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

Reference is made to the Partnership's annual report for the year ended December 31, 1997, for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to March 31, 1983, the Termination of the Offering, the General Partners are entitled to 10% of Cash Flow (as defined in the Partnership Agreement) as their Subordinated Partnership Management Fee, provided that Limited Partners first receive specified non-cumulative annual rates of return on their Capital Investment.

In accordance with the Partnership Agreement, Net Profits (exclusive of depreciation and Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners' Subordinated Partnership Management Fee or 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners, in an amount equal to the aggregate amount of depreciation previously allocated to them; second, to the General Partners and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; third, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and fourth, the balance, if any, to the Limited Partners. Net Losses (exclusive of depreciation and Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. All depreciation is allocated 10% to the General Partners and 90% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners' capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (collectively, the "Excess Balances"), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. The General Partners were not entitled to cash distributions for the three months ended March 31, 1998 and 1997. For the three months ended March 31, 1998 and 1997, the General Partners were allocated Net (Losses) of $(1,000) and $(22,700), respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter ended March 31, 1998 were as follows:

                                        Paid    Payable
-------------------------------------------------------
Legal                                  $ 4,200  $1,500
Refund of property insurance premiums   (1,400)   None
Reimbursement of expenses, at costs
 --Accounting                             None   4,300
 --Investor communications                None   1,600
-------------------------------------------------------
                                       $ 2,800  $7,400
-------------------------------------------------------

3. ENVIRONMENTAL MATTER:

In December 1996, the Managing General Partner became aware of the existence of hazardous substances in the ground under Lakewood Square Shopping Center ("Lakewood"). The source of the hazardous substances is a dry cleaning facility operated by one or more tenants at Lakewood. In connection with the 1997 sale of Lakewood, the purchaser assumed the obligation to remedy the hazardous substances in the manner required by law, which includes, but is not limited to, payment of all costs in connection with the remediation work. In addition, the purchaser provided the Partnership with certain indemnification protection in relation to clean-up costs and related expenses arising from the presence of hazardous substances. At the present time, the Managing General Partner is unaware of any claims or other matters referred to above against the Partnership. In March 1998, the purchaser's plan to clean up the site was approved by the Los Angeles Regional Water Quality Control Board ("Water Board"), subject to certain monitoring and reporting activities recommended by the Water Board. The Managing General Partner is continuing to monitor the documentation regarding the remediation work being performed by the purchaser.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership's Annual Report for the year ended December 31, 1997 for a discussion of the Partnership's business.

Statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts, may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

The Partnership has substantially completed the disposition phase of its life cycle. During 1997, the Partnership sold its remaining property investments.

OPERATIONS
Net income (loss) changed from $368,800 for the three months ended March 31, 1997 to $(97,700) for the three months ended March 31, 1998. The change in net results was primarily due to the effects of the 1997 sales of the Partnership's remaining properties; Peachtree Palisades East Office Building ("Peachtree"), Lakewood Square Shopping Center ("Lakewood"), 12621 Featherwood Building ("Featherwood") and Foxhall Square Building ("Foxhall").

Net results exclusive of properties sold during 1997 changed from income of $9,200 for the three months ended March 31, 1997 to a (loss) of $(97,700). The change was primarily due to the recording in 1998 of the Partnership's share of taxes of $165,100 due to the District of Columbia. Substantially all of this tax was incurred in connection with the November 1997 sale of Foxhall. Partially offsetting the change in net results was an increase in interest earned on the Partnership's short-term investments, which was due to the investment of Foxhall Sale Proceeds prior to being distributed to Limited Partners on February 28, 1998.

LIQUIDITY AND CAPITAL RESOURCES
The decrease in the Partnership's cash position of $9,593,800 during the three months ended March 31, 1998 was primarily the result of the distribution of the Foxhall Sale Proceeds and investments in debt securities exceeding net cash provided by operating activities. Liquid assets, including cash, cash equivalents and investments in debt securities, as of March 31, 1998 were comprised of amounts reserved for the Lakewood environmental contingency (as hereafter discussed).

Net cash provided by operating activities decreased by $595,500 for the three months ended March 31, 1998 when compared to the three months ended March 31, 1997. The decrease was primarily the result of the effects of the sale of all four of the Partnership's remaining property investments during 1997.

The decrease in net cash used for investing activities of $682,900 for the three months ended March 31, 1998 when compared to the three months ended March 31, 1997 was primarily due to a reduction in the amount of investments in debt securities made during 1998 as compared to 1997. The investments in debt securities is a result of the continued extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts while they are held for the Lakewood environmental contingency. These investments are of investment-grade and generally mature less than one year from their date of purchase.

The increase in net cash used for financing activities of $8,042,800 for the three months ended March 31, 1998 when compared to the three months ended March 31, 1997 was due to the distribution of Foxhall Sale Proceeds on February 28, 1998. The increase was partially offset by a reduction in distributions of Cash Flow to Limited Partners.

As described in Note 3 of Notes to Financial Statements, there is uncertainty surrounding an environmental matter at Lakewood. The Managing General Partner is in correspondence with the purchaser of Lakewood for the purpose of monitoring their remediation efforts. There can be no assurance as to the actual timeframe for the remediation or that it will be completed without cost to the Partnership. As a result of this, together with other potential post closing matters related to the Partnership properties, it will be necessary for the Partnership to remain open. When the environmental matter at Lakewood is satisfactorily remediated, Limited Partners will receive a final liquidating distribution of the remaining cash held by the Partnership, less amounts reserved for administrative expenses and any amounts deemed necessary to resolve, or provide for, any post closing matters.

                          PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
------    --------------------------------

          (a)  Exhibits: None

          (b)  Reports on Form 8-K:

          There were no reports filed on Form 8-K for the three months ended March 31, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 1

                                   By:  FIRST CAPITAL FINANCIAL CORPORATION
                                        MANAGING GENERAL PARTNER

Date: May 15, 1998                 By:  /s/ DOUGLAS CROCKER II
      -----------                       ---------------------------------------
                                            DOUGLAS CROCKER II
                                        President and Chief Executive Officer

Date: May 15, 1998                 By:  /s/ NORMAN M. FIELD
      -----------                       ---------------------------------------
                                            NORMAN M. FIELD
                                        Vice President - Finance and Treasurer