Form 10-Q
period 1998-06-30
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 1
filed 1998-08-13
CIK 730212

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     EXCHANGE ACT OF 1934

     For the period ended                       June 30, 1998
                          ------------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                       to
                                   ----------------------    -------------------
     Commission File Number                         0-12538
                           -----------------------------------------------------

               First Capital Institutional Real Estate, Ltd. - 1
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Florida                                               59-2197264
-------------------------------                            --------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

Two North Riverside Plaza, Suite 1000, Chicago, Illinois        60606-2607
---------------------------------------------------------  -------------------
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.-1

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                            June 30,
                              1998     December 31,
                           (Unaudited)     1997
---------------------------------------------------
ASSETS
Cash and cash equivalents  $3,480,000  $12,249,600
Investments in debt
 securities                   302,000
Rents receivable               23,700       25,400
Other assets                    8,300        3,900
---------------------------------------------------
                           $3,814,000  $12,278,900
---------------------------------------------------
LIABILITIES AND PARTNERS'
 CAPITAL
Liabilities:
 Accounts payable and
  accrued expenses         $   68,600  $    60,100
 Due to Affiliates                600        8,200
 Distributions payable                   8,460,000
 Other liabilities              7,600       10,000
---------------------------------------------------
                               76,800    8,538,300
---------------------------------------------------
Partners' capital:
 General Partners
  (deficit)                   611,400      611,500
 Limited Partners (60,000
  Units issued and
  outstanding)              3,125,800    3,129,100
---------------------------------------------------
                            3,737,200    3,740,600
---------------------------------------------------
                           $3,814,000  $12,278,900
---------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the six months ended June 30, 1998 (Unaudited) and the year ended December 31, 1997
(All dollars rounded to nearest 00s)

                                           General      Limited
                                           Partners    Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit) capital, January 1,
 1997                                     $ (448,400) $27,214,700  $26,766,300
Net income for the year ended December
 31, 1997                                  1,059,900    2,790,200    3,850,100
Distributions for the year ended
 December 31, 1997                                    (26,875,800) (26,875,800)
-------------------------------------------------------------------------------
Partners' capital, December 31, 1997         611,500    3,129,100    3,740,600
Net (loss) for the six months ended June
 30, 1998                                       (100)      (3,300)      (3,400)
-------------------------------------------------------------------------------
Partners' capital, June 30, 1998          $  611,400  $ 3,125,800  $ 3,737,200
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.--1
STATEMENTS OF INCOME AND EXPENSES
For the quarters ended June 30, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                     1998       1997
-----------------------------------------------------------------------
Income:
 Rental                                            $    300  $  773,400
 Interest                                            52,100     182,200
 Gain on sale of property                                     1,230,200
-----------------------------------------------------------------------
                                                     52,400   2,185,800
-----------------------------------------------------------------------
Expenses:
 Depreciation and amortization                                  160,700
 Property operating:
  Affiliates                                        (59,400)     37,300
  Nonaffiliates                                     (13,900)    156,700
 Real estate taxes                                               71,900
 Insurance--Affiliate                                             4,400
 Repairs and maintenance                               (300)    132,100
 General and administrative:
  Affiliates                                          3,500       5,600
  Nonaffiliates                                      28,200      42,000
-----------------------------------------------------------------------
                                                    (41,900)    610,700
-----------------------------------------------------------------------
Net income                                         $ 94,300  $1,575,100
-----------------------------------------------------------------------
Net income allocated to General Partners           $    900  $  731,900
-----------------------------------------------------------------------
Net income allocated to Limited Partners           $ 93,400  $  843,200
-----------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (60,000 Units outstanding)                        $   1.56  $    14.05
-----------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the six months ended June 30, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                            1998       1997
------------------------------------------------------------------------------
Income:
 Rental                                                   $  9,700  $2,005,500
 Interest                                                  178,600     240,800
 Gain on sale of property                                            1,230,200
------------------------------------------------------------------------------
                                                           188,300   3,476,500
------------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                                         453,300
 Property operating:
  Affiliates                                               (59,400)     93,700
  Nonaffiliates                                              6,100     418,700
 Real estate taxes                                                     177,000
 Insurance--Affiliate                                                   15,500
 Repairs and maintenance                                     2,200     277,500
 General and administrative:
  Affiliates                                                 8,400      11,700
  Nonaffiliates                                             66,200      84,200
------------------------------------------------------------------------------
                                                            23,500   1,531,600
------------------------------------------------------------------------------
Income before state income tax expense                     164,800   1,944,900
State income tax expense                                   168,200       1,000
------------------------------------------------------------------------------
Net (loss) income                                         $ (3,400) $1,943,900
------------------------------------------------------------------------------
Net (loss) income allocated to General Partners             $ (100) $  709,200
------------------------------------------------------------------------------
Net (loss) income allocated to Limited Partners           $ (3,300) $1,234,700
------------------------------------------------------------------------------
Net (loss) income allocated to Limited Partners per Unit
 (60,000 Units outstanding)                                $ (0.06) $    20.58
------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the six months ended June 30, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s)

                                                       1998         1997
-----------------------------------------------------------------------------
Cash flows from operating activities:
Net (loss) income                                   $    (3,400) $ 1,943,900
Adjustments to reconcile net (loss) income to net
 cash provided by operating activities:
  Depreciation and amortization                                      453,300
  Gain on sale of property                                        (1,230,200)
  Changes in assets and liabilities:
  Decrease in rents receivable                            1,700       50,000
  (Increase) in other assets                             (4,400)     (12,800)
  Increase (decrease) in accounts payable and
   accrued expenses                                       8,500     (116,800)
  (Decrease) in due to Affiliates                        (7,600)     (20,500)
  (Decrease) in other liabilities                        (2,400)    (109,800)
-----------------------------------------------------------------------------
   Net cash (used for) provided by operating
    activities                                           (7,600)     957,100
-----------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements                       (163,000)
 Proceeds from sale of property                                   17,612,500
 (Increase) in investments in debt securities          (302,000)  (6,156,300)
-----------------------------------------------------------------------------
   Net cash (used for) provided by investing
    activities                                         (302,000)  11,293,200
-----------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                      (8,460,000)    (840,000)
 (Decrease) in security deposits                                    (103,000)
-----------------------------------------------------------------------------
   Net cash (used for) financing activities          (8,460,000)    (943,000)
-----------------------------------------------------------------------------
Net (decrease) increase in cash and cash
 equivalents                                         (8,769,600)  11,307,300
Cash and cash equivalents at the beginning of the
 period                                              12,249,600    3,926,100
-----------------------------------------------------------------------------
Cash and cash equivalents at the end of the period  $ 3,480,000  $15,233,400
-----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.--1
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 1998

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and six months ended June 30, 1998 are not necessarily indicative of the operating results for the year ending December 31, 1998.

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

In accordance with the Partnership Agreement, Net Profits (exclusive of depreciation and Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners' Subordinated Partnership Management Fee or 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners, in an amount equal to the aggregate amount of depreciation previously allocated to them; second, to the General Partners and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; third, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and fourth, the balance, if any, to the Limited Partners. Net Losses (exclusive of depreciation and Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. All depreciation is allocated 10% to the General Partners and 90% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners' capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (collectively, the "Excess Balances"), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. The General Partners were not entitled to cash distributions for the quarter and six months ended June 30, 1998. For the quarter and six months ended June 30, 1998 the General Partners were allocated Net income (loss) of $900 and $(100), respectively.

Fees and reimbursements paid/(refunded) and payable by the Partnership to Affiliates during the quarter and six months ended June 30, 1998 were as follows:

                                         Paid/(Refunded)
                                       Quarter   Six Months Payable
-------------------------------------------------------------------
Refund of property management fees     $(59,400)  $(59,400)  None
Legal                                     2,100      6,300   None
Refund of property insurance premiums               (1,400)  None
Reimbursement of expenses, at costs
 --Accounting                             4,400      4,400   $200
 --Investor communications                3,500      3,500    400
-------------------------------------------------------------------
                                       $(49,400)  $(46,600)  $600
-------------------------------------------------------------------

3. ENVIRONMENTAL MATTER:

In December 1996, the Managing General Partner became aware of the existence of hazardous substances in the soil and groundwater of the Lakewood Square Shopping Center ("Lakewood"). In connection with the 1997 sale of Lakewood, the purchaser assumed the obligation to remedy the hazardous substances in the manner required by law, which includes, but is not limited to, payment of all costs in connection with the remediation work. In addition, the purchaser provided the Partnership with certain indemnification protection in relation to clean-up costs and related expenses arising from the presence of these hazardous substances. At the present time, the Managing General Partner is unaware of any claims or other matters referred to above against the Partnership. In March 1998, the purchaser's plan to evaluate the site contamination was approved by the Los Angeles Regional Water Quality Control Board ("Water Board"), subject to certain monitoring and reporting activities recommended by the Water Board. During the second half of 1998, the purchaser anticipates that it will complete its site evaluation, and will submit a corrective action plan for the site to the Water Board. The Managing General Partner is continuing to monitor the documentation delivered by the purchaser regarding the purchaser's activities to remedy the hazardous substances at Lakewood.

4. STATE INCOME TAX EXPENSE:

State income tax expense is comprised substantially of a tax imposed by the District of Columbia, based on taxable income.

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

OPERATIONS
Net income (loss) changed from $1,943,900 for the six months ended June 30, 1997 to $(3,400) for the six months ended June 30, 1998. Net income decreased by $1,480,800 for the quarter ended June 30, 1998 when compared to the quarter ended June 30, 1997. These changes in net results were primarily due to the effects of the 1997 sales of the Partnership's remaining properties. The change for the six months periods under comparison, exclusive of the results of properties sold in 1997 is primarily due to the Partnership's 1998 payment of its share of taxes to the District of Columbia. Substantially all of this tax was incurred in connection with the 1997 sale of Foxhall. In addition, the Partnership realized less interest during the quarterly and six-month periods under comparison resulting from a reduction in the amount of a cash available for investment during 1998.

LIQUIDITY AND CAPITAL RESOURCES
The decrease in the Partnership's cash position of $8,769,600 during the six months ended June 30, 1998 was primarily the result of the distribution of the Proceeds from the 1997 sale of Foxhall and investments in debt securities. Liquid assets, including cash, cash equivalents and investments in debt securities, as of June 30, 1998 were comprised of amounts reserved for the Lakewood environmental contingency (as hereafter discussed) and Partnership liquidation expenses.

Net cash provided by (used for) operating activities changed from $957,100 for the six months ended June 30, 1997 to $(7,600) for the six months ended June 30, 1998. The decrease was primarily the result of the effects of the sale of all four of the Partnership's remaining property investments during 1997.

Net cash provided by (used for) investing activities changed from $11,293,200 for the six months ended June 30, 1997 to $(302,000) for the six months ended June 30, 1998. The change was primarily due to the receipt of proceeds from the sales of three Partnership properties during the six months ended June 30, 1997. The amount of investments in debt securities also significantly decreased due to a reduction in the amount of cash available for investment. The investments in debt securities is a result of the continued extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts while they are held as working capital reserves. These investments are of investment-grade and mature less than one year from their dates of purchase.

The increase in net cash used for financing activities of $7,517,000 for the six months ended June 30, 1998 when compared to the six months ended June 30, 1997 was due to the distribution of Sale Proceeds on February 28, 1998. The increase was partially offset by a reduction in distributions of Cash Flow to Limited Partners.

As described in Note 3 of Notes to Financial Statements, there is uncertainty surrounding an environmental matter at Lakewood. The Managing General Partner is continuing to monitor the documentation delivered by the purchaser of Lakewood regarding the purchaser's activities to remedy the hazardous substances at Lakewood. There can be no assurance as to the actual timeframe for the remediation or that it will be completed without cost to the Partnership. As a result of this, together with other potential post closing matters related to the Partnership properties, it will be necessary for the Partnership to remain open. When the environmental matter at Lakewood is satisfactorily remediated, Limited Partners will receive a final liquidating distribution of the remaining cash held by the Partnership, less amounts reserved for administrative expenses and any amounts deemed necessary to resolve, or provide for, any post closing matters.

                          PART II. OTHER INFORMATION


Item 6    Exhibits and Reports on Form 8-K
------    --------------------------------

          (a)  Exhibits:  None

          (b)  Reports on Form 8-K:

          There were no reports filed on Form 8-K for the quarter ended June 30, 1998.

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

Date: August 14, 1998              By:  /s/ DOUGLAS CROCKER II
      ---------------                   --------------------------------------
                                            DOUGLAS CROCKER II
                                        President and Chief Executive Officer

Date: August 14, 1998              By:  /s/ NORMAN M. FIELD
      ---------------                   --------------------------------------
                                            NORMAN M. FIELD
                                        Vice President - Finance and Treasurer