Form 10-Q
period 1998-09-30
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 1
filed 1998-11-12
CIK 730212

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


    For the period ended         September 30, 1998
                            ---------------------------------

                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from  ____________________ to ____________________

    Commission File Number                             0-12538
                                    --------------------------------------------


               First Capital Institutional Real Estate, Ltd. - 1
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Florida                                              59-2197264
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

Two North Riverside Plaza, Suite 1000, Chicago, Illinois         60606-2607
--------------------------------------------------------     ------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X    No ___
                                       ---

Documents incorporated by reference:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the definitive Prospectus dated October 25, 1982, included in the Registrant's Registration Statement on Form S-11, (Registration No. 2-79002), is incorporated herein by reference in Part I of this report.

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

OPERATIONS
Net income decreased by $193,900 and $2,141,200 for the quarter and nine months ended September 30, 1998 when compared to the quarter and nine months ended September 30, 1997, respectively. The decreases in net income were primarily due to the effects of the 1997 sales of the Partnership's remaining properties. In addition, the Partnership realized less interest during the quarterly and nine-month periods under comparison resulting from a reduction in the amount of a cash available for investment during 1998.

LIQUIDITY AND CAPITAL RESOURCES
The decrease in the Partnership's cash position of $8,744,400 during the nine months ended September 30, 1998 was primarily the result of the distribution of the Proceeds from the 1997 sale of Foxhall and investments in debt securities. Liquid assets, including cash, cash equivalents and investments in debt securities, as of September 30, 1998 were comprised of amounts reserved for the Lakewood environmental contingency (as hereafter discussed) and Partnership liquidation expenses.

Net cash provided by operating activities decreased by $1,238,300 for the nine months ended September 30, 1998 when compared to the nine months ended September 30, 1997. The decrease was primarily the result of the effects of the sale of all four of the Partnership's remaining property investments during 1997.

Net cash provided by (used for) investing activities changed from $13,399,700 for the nine months ended September 30, 1997 to $(300,000) for the nine months ended September 30, 1998. The change was primarily due to the receipt of proceeds, from the sales of three Partnership properties, during the nine months ended September 30, 1997. The amount of investments in debt securities significantly decreased due to a reduction in the amount of cash available for such investments. Investments in debt securities is a result of the continued extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts while they are held as working capital reserves. These investments are of investment-grade and mature less than one year from their dates of purchase.

The decrease in net cash used for financing activities of $8,773,000 for the nine months ended September 30, 1998 when compared to the nine months ended September 30, 1997 was due to a reduction in the amount of Sales Proceeds distributed to Limited Partners. Also contributing to the decrease was the 1998 suspension of distributions of Cash Flow to Limited Partners.

The Year 2000 problem is the result of the inability of existing computer programs to distinguish between a year beginning with "20" rather than "19". This is the result of computer programs using two rather than four digits to define an applicable year. If not corrected, any program having time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a variety of problems including miscalculations, loss of data and failure of entire systems. Critical areas that could be effected are accounts receivable, accounts payable, general ledger, cash management, investor services, computer hardware and telecommunications systems.

The Partnership has engaged Affiliated and unaffiliated entities to perform all of its critical functions that utilize software that may have time-sensitive applications. All of these service providers are providing these services for their own organizations as well as for their clients. The General Partner, on behalf of the Partnership, has been in close communication with each of these service providers regarding steps that they are taking to assure that there will be no serious interruption of the operations of the Partnership resulting from Year 2000 problems. Based on the results of these inquires, as well as a review of the disclosures by these service providers, the General Partner believes that the Partnership will be able to continue normal business operations and will incur no material costs related to Year 2000 issues.

The Partnership has not formulated a contingency plan. However, the General Partner believes that based on the status of the Partnership's real estate portfolio and its limited number of transactions, aside from catastrophic failures of banks, governmental agencies, etc., it could carry out substantially all of its critical operations on a manual basis or easily convert to systems that are Year 2000 compliant.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.-1
BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                           September 30,
                                               1998      December 31,
                                            (Unaudited)      1997
---------------------------------------------------------------------
ASSETS
Cash and cash equivalents                   $3,505,200   $12,249,600
Investments in debt securities                 300,000
Rents receivable                                23,700        25,400
Other assets                                     6,700         3,900
---------------------------------------------------------------------
                                            $3,835,600   $12,278,900
---------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses      $   60,200   $    60,100
 Due to Affiliates                               2,400         8,200
 Distributions payable                                     8,460,000
 Other liabilities                               7,600        10,000
---------------------------------------------------------------------
                                                70,200     8,538,300
---------------------------------------------------------------------
Partners' capital:
 General Partners                              611,700       611,500
 Limited Partners (60,000 Units issued and
  outstanding)                               3,153,700     3,129,100
---------------------------------------------------------------------
                                             3,765,400     3,740,600
---------------------------------------------------------------------
                                            $3,835,600   $12,278,900
---------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the nine months ended September 30, 1998 (Unaudited) and the year ended December 31, 1997
(All dollars rounded to nearest 00s)

                                          General      Limited
                                          Partners    Partners       Total
------------------------------------------------------------------------------
Partners' (deficit) capital, January 1,
 1997                                    $ (448,400) $27,214,700  $26,766,300
Net income for the year ended December
 31, 1997                                 1,059,900    2,790,200    3,850,100
Distributions for the year ended
 December 31, 1997                                   (26,875,800) (26,875,800)
------------------------------------------------------------------------------
Partners' capital, December 31, 1997        611,500    3,129,100    3,740,600
Net income for the nine months ended
 September 30, 1998                             200       24,600       24,800
------------------------------------------------------------------------------
Partners' capital, September 30, 1998    $  611,700  $ 3,153,700  $ 3,765,400
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.--1
STATEMENTS OF INCOME AND EXPENSES
For the quarters ended September 30, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                            1998      1997
-----------------------------------------------------------------------------
Income:
 Rental                                                    $        $405,900
 Interest                                                   52,000   241,600
-----------------------------------------------------------------------------
                                                            52,000   647,500
-----------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                                        83,000
 Property operating:
  Affiliates                                                          50,600
  Nonaffiliates                                             (3,700)  103,300
 Real estate taxes                                                    46,400
 Insurance--Affiliate                                                  7,900
 Repairs and maintenance                                       500    72,300
 General and administrative:
  Affiliates                                                 6,200     7,100
  Nonaffiliates                                             20,800    36,800
Additional expenses from sale of Property                             18,000
-----------------------------------------------------------------------------
                                                            23,800   425,400
-----------------------------------------------------------------------------
Net income                                                 $28,200  $222,100
-----------------------------------------------------------------------------
Net income (loss) allocated to General Partners            $   300  $(76,500)
-----------------------------------------------------------------------------
Net income allocated to Limited Partners                   $27,900  $298,600
-----------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (60,000
 Units outstanding)                                        $  0.47  $   4.98
-----------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the nine months ended September 30, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                     1998       1997
-----------------------------------------------------------------------
Income:
 Rental                                            $  9,700  $2,411,400
 Interest                                           230,600     482,400
 Gain on sale of property                                     1,212,200
-----------------------------------------------------------------------
                                                    240,300   4,106,000
-----------------------------------------------------------------------
Expenses:
 Depreciation and amortization                                  536,300
 Property operating:
  Affiliates                                        (59,400)    144,300
  Nonaffiliates                                       2,400     522,000
 Real estate taxes                                              223,400
 Insurance--Affiliate                                            23,400
 Repairs and maintenance                              2,700     349,800
 General and administrative:
  Affiliates                                         14,600      18,800
  Nonaffiliates                                      87,000     121,000
-----------------------------------------------------------------------
                                                     47,300   1,939,000
-----------------------------------------------------------------------
Income before state income tax expense              193,000   2,167,000
 State income tax expense                           168,200       1,000
-----------------------------------------------------------------------
Net income                                         $ 24,800  $2,166,000
-----------------------------------------------------------------------
Net income allocated to General Partners           $    200  $  632,700
-----------------------------------------------------------------------
Net income allocated to Limited Partners           $ 24,600  $1,533,300
-----------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (60,000 Units outstanding)                        $   0.41  $    25.56
-----------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s)

                                                      1998          1997
-----------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                         $    24,800  $  2,166,000
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                                      536,300
  Gain on sale of property                                        (1,212,200)
  Changes in assets and liabilities:
  Decrease in rents receivable                           1,700        18,600
  (Increase) decrease in other assets                   (2,800)       11,800
  Increase (decrease) in accounts payable and
   accrued expenses                                        100      (139,800)
  (Decrease) in due to Affiliates                       (5,800)      (17,100)
  (Decrease) in other liabilities                       (2,400)     (109,700)
-----------------------------------------------------------------------------
   Net cash provided by operating activities            15,600     1,253,900
-----------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements                       (183,800)
 Proceeds from sale of property                                   17,594,500
 (Increase) in investments in debt securities         (300,000)   (4,011,000)
-----------------------------------------------------------------------------
   Net cash (used for) provided by investing
    activities                                        (300,000)   13,399,700
-----------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                     (8,460,000)  (17,130,000)
 (Decrease) in security deposits                                    (103,000)
-----------------------------------------------------------------------------
   Net cash (used for) financing activities         (8,460,000)  (17,233,000)
-----------------------------------------------------------------------------
Net (decrease) in cash and cash equivalents         (8,744,400)   (2,579,400)
Cash and cash equivalents at the beginning of the
 period                                             12,249,600     3,926,100
-----------------------------------------------------------------------------
Cash and cash equivalents at the end of the
 period                                            $ 3,505,200  $  1,346,700
-----------------------------------------------------------------------------

   The accompanying notes are an integral part of the financial statements.

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.--1
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 1998

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and nine months ended September 30, 1998 are not necessarily indicative of the operating results for the year ending December 31, 1998.

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

In accordance with the Partnership Agreement, Net Profits (exclusive of depreciation and Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners' Subordinated Partnership Management Fee or 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners, in an amount equal to the aggregate amount of depreciation previously allocated to them; second, to the General Partners and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; third, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and fourth, the balance, if any, to the Limited Partners. Net Losses (exclusive of depreciation and Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. All depreciation is allocated 10% to the General Partners and 90% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners' capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (collectively, the "Excess Balances"), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. The General Partners were not entitled to cash distributions for the quarter and nine months ended September 30, 1998. For the quarter and nine months ended September 30, 1998 the General Partners were allocated Profits of $300 and $200, respectively.

Fees and reimbursements paid/(refunded) and payable by the Partnership to Affiliates during the quarter and nine months ended September 30, 1998 were as follows:

                                       Paid/(Refunded)
                                                 Nine
                                       Quarter  Months   Payable
----------------------------------------------------------------
Refund of property management fees       None  $(59,400)   None
Legal                                  $  400     6,700    None
Refund of property insurance premiums    None    (1,400)   None
Reimbursement of expenses, at cost
 --Accounting                           1,100     5,500   1,100
 --Investor communications              3,200     6,700   1,300
----------------------------------------------------------------
                                       $4,700  $(41,900) $2,400
----------------------------------------------------------------

3. ENVIRONMENTAL MATTER:

In December 1996, the Managing General Partner became aware of the existence of hazardous substances in the soil and groundwater of the Lakewood Square Shopping Center ("Lakewood"). In connection with the 1997 sale of Lakewood, the purchaser assumed the obligation to remedy the hazardous substances in the manner required by law, which includes, but is not limited to, payment of all costs in connection with the remediation work. In addition, the purchaser provided the Partnership with certain indemnification protection in relation to clean-up costs and related expenses arising from the presence of these hazardous substances. At the present time, the Managing General Partner is unaware of any claims or other matters referred to above against the Partnership. In November 1998, the purchaser submitted its corrective action plan (the "Plan") for the site to the California Regional Water Quality Control Board ("Water Board"). The Plan provides for the recommended method for clean up and the obtaining of regulatory approval upon completion, together with a timetable. The purchaser expects Water Board approval of the Plan by December 1998. The Managing General Partner is continuing to monitor the documentation delivered by the purchaser regarding the purchaser's activities to remedy the hazardous substances at Lakewood.

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

                              FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 1

                                 By: FIRST CAPITAL FINANCIAL CORPORATION
                                     MANAGING GENERAL PARTNER

Date: November 13, 1998          By: /s/ DOUGLAS CROCKER II
      -----------------              -------------------------
                                         DOUGLAS CROCKER II
                                     President and Chief Executive Officer

Date: November 13, 1998          By: /s/ NORMAN M. FIELD
      -----------------              -------------------------
                                         NORMAN M. FIELD
                                     Vice President - Finance and Treasurer

                          PART II. OTHER INFORMATION

Item 6  Exhibits and Reports on Form 8-K
------  --------------------------------

        (a) Exhibits: None

        (b) Reports on Form 8-K:

            There were no reports filed on Form 8-K for the quarter ended September 30, 1998.