Form 10-K405
period 1998-12-31
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 1
filed 1999-03-25
CIK 730212

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                                              December 31, 1998
    For the fiscal year ended __________________________________________________

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ___________________ to ______________________

                                             0-12538
Commission File Number _________________________________________________________

               First Capital Institutional Real Estate, Ltd. - 1
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Florida                                               59-2197264
-------------------------------                            ---------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

Two North Riverside Plaza, Suite 1000, Chicago, Illinois        60606-2607
--------------------------------------------------------   ---------------------
       (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code            (312) 207-0020
                                                           ---------------------

Securities registered pursuant to Section 12(b) of the Act:        NONE
                                                           ---------------------

Securities registered pursuant to Section 12(g) of the Act: Limited Partnership
                                                                  Units
                                                            --------------------

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

The business of the Partnership was to invest primarily in existing, improved, income-producing commercial real estate, such as shopping centers, warehouses, office buildings, and, to a lesser extent, in other types of income-producing commercial real estate. From May 1983 to January 1985, the Partnership made six real property investments including purchases of 50% interests in three joint ventures with an Affiliated partnership. Each of these joint ventures was formed for the purpose of acquiring a 100% interest in certain real property and were operated under the common control of First Capital Financial Corporation (the "Managing General Partner"). During the year ended December 31, 1997, the Partnership sold its remaining four real property investments. The Partnership is monitoring the remediation of an environmental matter at one of the properties sold in 1997. Upon the successful remediation of the environmental matter and resolution of other post-closing matters, the Partnership will make a liquidating distribution and dissolve.

ITEM 2.  PROPERTIES
-------  ----------

During the year ended December 31, 1997, the Partnership sold its remaining property investments.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

(a & b) The Partnership and its properties were not a party to, nor the subject of, any material pending legal proceedings, nor were any such proceedings terminated during the quarter ended December 31, 1998. Ordinary routine legal matters incidental to the business which were not deemed material were pursued during the quarter ended December 31, 1998.

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

As of March 1, 1999, there were 7,810 Holders of Units.

ITEM 6. SELECTED FINANCIAL DATA

                                          For the Years Ended December 31,
                          ---------------------------------------------------------------------
                             1998          1997         1996         1995         1994
-----------------------------------------------------------------------------------------------
Total revenues..........  $   289,600  $  5,994,200  $ 5,074,600  $ 4,946,700  $ 4,684,100
Net income..............  $    38,900  $  3,850,100  $ 1,389,800  $   173,300  $   434,400
Net income allocated to
 Limited Partners.......  $    38,500  $  2,790,200  $ 1,478,900  $   276,900  $   532,200
Net income allocated to
 Limited Partners per
 Unit (60,000 Units
 outstanding)...........  $      0.64  $      46.50  $     24.65  $      4.62  $      8.87
Total assets............  $ 3,852,800  $ 12,278,900  $28,137,300  $28,553,900  $29,792,600
Distributions to Limited
 Partners per Unit
 (60,000 Units
 outstanding) (a).......         None  $     447.93  $     28.00  $     25.68  $     23.32
Return of capital to
 Limited Partners per
 Unit (60,000 Units
 outstanding) (b).......         None  $     401.43  $      3.35  $     21.06        14.45
Other data: Investment
 in commercial rental
 properties (net of
 accumulated
 depreciation and
 amortization)..........         None          None  $23,837,900  $24,149,000  $25,324,600
Number of real property
 interests owned at
 December 31............         None          None            4            4            4
-----------------------------------------------------------------------------------------------
a) Distributions per Unit to Limited Partners for the year ended December 31,
   1997 included Sales Proceeds of $430.43.
b) For purposes of this table, return of capital represents either: 1) the amount by which distributions, if any, exceed net income for the respective year or 2) total distributions, if any, when the Partnership incurs a net loss for the respective year. Pursuant to the Partnership Agreement, Capital
   Investment is only reduced by distributions of Sale Proceeds. Accordingly, return of capital as used in this table does not impact Capital Investment.

The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by generally accepted accounting principles ("GAAP"):

                                          For the Years Ended December 31,
                          ---------------------------------------------------------------------
                             1998          1997         1996         1995         1994
-----------------------------------------------------------------------------------------------
Cash Flow (as defined in
 the Partnership
 Agreement) (a).........  $    38,900  $  1,614,700  $ 2,533,800  $ 2,443,600  $ 2,069,000
Items of reconciliation:
 Changes in assets and
  liabilities:
 Decrease in current
  assets................       22,600        44,000       76,700       79,400       59,500
 (Decrease) increase in
  current liabilities...       (5,000)     (322,500)    (162,600)      85,600       61,000
-----------------------------------------------------------------------------------------------
Net cash provided by
 operating activities...  $    56,500  $  1,336,200  $ 2,447,900  $ 2,608,600  $ 2,189,500
-----------------------------------------------------------------------------------------------
Net cash provided by
 (used for) investing
 activities.............  $         0  $ 25,970,300  $(1,132,900) $(1,094,700) $  (969,200)
-----------------------------------------------------------------------------------------------
Net cash(used for)
 financing activities...  $(8,460,000) $(18,983,000) $(1,643,800) $(1,497,600) $(1,227,600)
-----------------------------------------------------------------------------------------------

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

One of the Partnership's objectives was to dispose of its properties when market conditions allowed for the achievement of the maximum possible sales price. The Partnership, has substantially completed the disposition phase of its life cycle. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales. Partnership operating results are generally expected to decline as real property interests are sold since the Partnership no longer receives income generated from such real property interests. Through December 31, 1998, the Partnership has sold all of its real property investments.

OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1998 TO THE YEAR ENDED DECEMBER 31, 1997.
The Partnership's property operations for the year ended December 31, 1998 were comprised substantially of post-closing matters related to properties sold during 1997.

Net income decreased by $3,811,200 for the year ended December 31, 1998 when compared to the year ended December 31, 1997. The decrease in net income was primarily due to the effects of the 1997 sales of the Partnership's remaining properties. In addition, the Partnership realized less interest income during the 1998 period as compared to 1997 resulting from a reduction in the amount of cash available for investment. The reduction in cash was primarily the result of the Partnership's 1998 distribution of the proceeds from the sale of Foxhall Square Office Building ("Foxhall").

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1997 TO THE YEAR ENDED DECEMBER 31,
1996
Net income for the year ended December 31, 1997 increased by $2,460,300 when compared to the year ended December 31, 1996. The increase was primarily the result of $2,799,200 in net gain recorded from the sales of the Partnership's four remaining properties. Also contributing to the increase was an increase in interest earned on the Partnership's short-term investments, which resulted from an increase in the average amount of cash available for investment. Partially offsetting the increase was the partial absence of 1997 results due to the sales of the Partnership's four remaining properties and an increase in state income taxes resulting from the sale of Peachtree Palisades East Office Building.

LIQUIDITY AND CAPITAL RESOURCES
The decrease in the Partnership's cash position of $8,403,500 for the year ended December 31, 1998 was primarily the result of the distribution of the Proceeds from the 1997 sale of Foxhall. Liquid assets of the Partnership as of December 31, 1998 were comprised of amounts reserved for the Lakewood environmental matter (as hereafter discussed) and Partnership liquidation expenses.

Net cash provided by operating activities for the year ended December 31, 1998 was $56,500, a $1,279,700 decrease when compared to the year ended December 31, 1997. This decrease was primarily the result of the effects of the sales of all four of the Partnership's remaining real property investments during 1997.

Net cash provided by investing activities decreased by $25,970,300 for the year ended December 31, 1998 when compared to the year ended December 31, 1997. The change was primarily due the receipt of Sales Proceeds in 1997.

The decrease in net cash used for financing activities of $10,523,000 for the year ended December 31, 1998 when compared to the year ended December 31, 1997 was due to a reduction in the amount of Sales Proceeds distributed to Limited Partners. Also contributing to the decrease was the 1998 suspension of distributions of Cash Flow (as defined in the Partnership Agreement) to Limited Partners.

On February 28, 1998, in connection with the sale of Foxhall, the Partnership distributed $8,250,000 or $137.50 per Unit to Limited Partners of record as of November 10, 1997.

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

The Partnership has engaged Affiliated and unaffiliated entities to perform all of its critical functions that utilize software that may have time-sensitive applications. Many of these service providers are providing these services for their own organizations as well as for their clients. The Managing General Partner, on behalf of the Partnership, has been in close communication with each of these service providers regarding steps that they are taking to assure that there will be no serious interruption of the operations of the Partnership resulting from Year 2000 problems. Based on a review of the disclosures by these service providers, the Managing General Partner believes that the Partnership will be able to continue normal business operations and will incur no material costs related to Year 2000 issues.

The Partnership has not formulated a contingency plan. However, the Managing General Partner believes that based on the status of the Partnership's real estate portfolio and its limited number of transactions, aside from catastrophic failures of banks, governmental agencies, etc., it could carry out substantially all of its critical operations on a manual

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

basis or easily convert to systems that are Year 2000 compliant.

As described in Note 5 of Notes to Financial Statements, the Partnership is awaiting resolution of an environmental matter at Lakewood. The Managing General Partner is continuing to monitor the documentation delivered by the purchaser of Lakewood regarding the purchaser's activities to remedy the hazardous substances at Lakewood. There can be no assurance as to the actual timeframe for the remediation or that it will be completed without cost to the Partnership. As a result of this, together with other potential post closing matters related to the Partnership's properties, it will be necessary for the Partnership to remain in existence. When the environmental matter at Lakewood is satisfactorily remediated, Limited Partners will receive a final liquidating distribution of the remaining cash held by the Partnership, less amounts reserved for administrative expenses and any amounts deemed necessary to resolve, or provide for, any post closing matters.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership has no financial instruments for which there are significant market risks.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------   -------------------------------------------

The response to this item is submitted as a separate section of this report. See page A-1 "Index of Financial Statements, Schedule and Exhibits."


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------   --------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

(a) & (e)  DIRECTORS
           ---------

  The Partnership has no directors. First Capital Financial Corporation ("FCFC") is the Managing General Partner. The directors of FCFC, as of March 31, 1999, are shown in the table below. Directors serve for one year or until their successors are elected. The next annual meeting of FCFC will be held in June 1999.

       Name                                                Office
       ----                                                ------
  Douglas Crocker II...................................   Director
  Sheli Z. Rosenberg...................................   Director

  Douglas Crocker II, 58, has been President and Chief Executive Officer since December 1992 and a Director since January 1993 of the Managing General Partner. Mr. Crocker has been President, Chief Executive Officer and trustee of Equity Residential Properties Trust since March 31, 1993. Mr. Crocker is a member of the Board of Directors of Wellsford Real Properties Inc. and Ventas, Inc. and was a member of the Board of Directors of Horizon Group, Inc. from July 1996 to June 1998. Mr. Crocker was an Executive Vice President of Equity Financial and Management Company ("EFMC") from November 1992 until March 31, 1997.

  Sheli Z. Rosenberg, 57, was President and Chief Executive Officer of the Managing General Partner from December 1990 to December 1992 and has been a Director of the Managing General Partner since September 1983; was Executive Vice President and General Counsel for EFMC from October 1980 to November 1994; has been President and Chief Executive Officer of Equity Group Investments, LLC ("EGI") since November 1994; has been a Director of Great American Management and Investment Inc. ("Great American") since June 1984 and is a director of various subsidiaries of Great American. She is also a director of Anixter International Inc., Capital Trust Inc., CVS Corporation, Illinova Corporation, Illinois Power Co., Jacor Communications, Inc., and Manufactured Home Communities, Inc. She is also a trustee of Equity Residential Properties Trust and Equity Office Properties Trust. Ms. Rosenberg was a Principal of Rosenberg & Liebentritt, P.C., counsel to the Partnership, the Managing General Partner and certain of their Affiliates from 1980 to September 1997. She had been Vice President of First Capital Benefit Administrators, Inc. ("Benefit Administrators") since July 22, 1987 until its liquidation in November 1995. Benefit Administrators filed for protection under the Federal Bankruptcy laws on January 3, 1995.

--------  --------------------------------------------------

(b) & (e) EXECUTIVE OFFICERS
          ------------------

    The Partnership does not have any executive officers. The executive officers of the Managing General Partner as of March 31, 1999 are shown in the table. All officers are elected to serve for one year or until their successors are elected and qualified.

         Name                                               Office
         ----                                               ------
    Douglas Crocker II....................President and Chief Executive Officer
    Donald J. Liebentritt.................Vice President
    Norman M. Field.......................Vice President - Finance and Treasurer

    PRESIDENT AND CEO- See Table of Directors above.

    Donald J. Liebentritt, 48, has been Vice President of the Managing General Partner since July 1997 and is Chief Operating Officer and General Counsel of EGI, Vice President and Assistant Secretary of Great American and Principal and Chairman of the Board of Rosenberg & Liebentritt, P.C.

    Norman M. Field, 50, has been Vice President of Finance and Treasurer of the Managing General Partner since February 1984, and also served as Vice President of Great American from July 1983 until March 1995 and from July 1997 to the present. Mr. Field had been Treasurer of Benefit Administrators since July 22, 1987 until its liquidation in November 1995. He was Chief Financial Officer of Equality Specialties, Inc. ("Equality"), a subsidiary of Great American, from August 1994 to April 1995.

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

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

(a,b,c & d) As stated in Item 10, the Partnership has no officers or directors. Neither the Managing General Partner, nor any director or officer of the Managing General Partner, received any direct remuneration from the Partnership during the year ended December 31, 1998. However, the Managing General Partner and Affiliates of the Managing General Partner do compensate the directors and officers of the Managing General Partner.

For additional information see Item 13 (a) Certain Relationships and Related Transactions.

(e)  None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

(a) As of March 1, 1999 no person of record owned or was known by the Partnership to own beneficially more than 5% of the Partnership's 60,000 Units then outstanding.

(b) The Partnership has no directors or executive officers. As of March 1, 1999, none of the executive officers and directors of First Capital Financial Corporation, the Managing General Partner, owned any Units.

(c) None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

(a) Certain Affiliates of the Managing General Partner, provided leasing, property management and supervisory services to the Partnership. Compensation for these property management services may not exceed 6% of the gross receipts from the property being managed where the Managing General Partner or Affiliates provide leasing, re-leasing, or leasing related services, or 3% of gross receipts where the Managing General Partner or Affiliates do not perform leasing, re-leasing or leasing related services. For the year ended December 31, 1998, these Affiliates paid refunds of approximately $59,400 to the Partnership related to previously performed supervisory and property management and leasing services. In addition, other Affiliates of the Managing General Partner were entitled to compensation and reimbursements of approximately $19,900 from the Partnership for insurance, personnel, and other miscellaneous services. Services of Affiliates are on terms, which the General Partner believes are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons. As of December 31, 1998, total fees and reimbursements of $3,000 were due to Affiliates.

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

--------  ----------------------------------------------

    distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and fourth, the balance, if any, to the Limited Partners. Net Losses (exclusive of depreciation and Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. All depreciation is allocated 10% to the General Partners and 90% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners' capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (collectively, the "Excess Balances"), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. The General Partners were not entitled to cash distributions for the year ended December 31, 1998. For the year ended December 31, 1998, the General Partners were allocated Net Profits of $400.

(b) Rosenberg & Liebentritt, P.C. ("Rosenberg"), serves as legal counsel to the Partnership, the Managing General Partner and certain of their Affiliates. Donald J. Liebentritt, Vice President of the Managing General Partner is a Principal and Chairman of the Board of Rosenberg. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could have been obtained from unaffiliated persons. Total legal fees charged by Rosenberg for the year ended December 31, 1998 were $7,100. As of December 31, 1998, there were no fees due to Rosenberg.

(c) No management person is indebted to the Partnership.

(d) None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------  ----------------------------------------------------------------

(a,c & d) (1,2 & 3) See Index of Financial Statements, Schedule and Exhibits on page A-1 of Form 10-K.

(b) Reports on Form 8-K:

    There were no reports filed on Form 8-K for the quarter ended December 31, 1998.

                                  SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 1


                               BY:  FIRST CAPITAL FINANCIAL CORPORATION
                                    MANAGING GENERAL PARTNER


Dated:  March 26, 1999         By:  /s/      DOUGLAS CROCKER II
        --------------            ----------------------------------------------
                                             DOUGLAS CROCKER II
                                     President and Chief Executive Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/    DOUGLAS CROCKER II          March 26, 1999        President, Chief Executive Officer and
----------------------------       --------------        Director of the Managing General Partner
       DOUGLAS CROCKER II


/s/   SHELI Z. ROSENBERG           March 26, 1999        Director of the Managing General Partner
----------------------------       --------------
      SHELI Z. ROSENBERG


/s/   DONALD J. LIEBENTRITT        March 26, 1999        Vice President
----------------------------       --------------
      DONALD J. LIEBENTRITT


/s/   NORMAN M. FIELD              March 26, 1999        Vice President - Finance and Treasurer
----------------------------       --------------
      NORMAN M. FIELD

            INDEX OF FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

               FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

                                                                                                   Pages
                                                                                       ----------------------------

Report of Independent Auditors                                                                      A-2

Balance Sheets as of December 31, 1998 and 1997                                                     A-3

Statements of Partners' Capital for the Years Ended
 December 31, 1998, 1997 and 1996                                                                   A-3

Statements of Income and Expenses for the Years Ended
 December 31, 1998, 1997 and 1996                                                                   A-4

Statements of Cash Flows for the Years Ended
 December 31, 1998, 1997, and 1996                                                                  A-4

Notes to Financial Statements                                                                    A-5 to A-7

SCHEDULES FILED AS PART OF THIS REPORT

All schedules have been omitted as inapplicable, or for the reason that the required information is shown in the financial statements or notes thereto.

EXHIBITS FILED AS PART OF THIS REPORT

EXHIBITS (3 & 4) First Amended and Restated Certificate and Agreement of Limited Partnership as set forth on pages A-1 through A-29 of the Partnership's definitive Prospectus dated October 25, 1982; Registration Statement No. 2-79092, filed pursuant to Rule 424(b), is incorporated herein by reference. The Partnership agreement as filed has subsequently been amended to reflect the admission, withdrawal and substitution of Limited Partners, the reduction of Limited Partners' Capital Contributions, and the withdrawal of an individual General Partner.

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

EXHIBIT (13)  Annual Report to Security Holders
------------

The 1997 Annual Report to Limited Partners is being sent under separate cover, not as a filed document and not via EDGAR, for the information of the Commission.

EXHIBIT (27)  Financial Data Schedule
------------

                        REPORT OF INDEPENDENT AUDITORS


Partners
First Capital Institutional Real Estate, Ltd.-1
Chicago, Illinois

We have audited the accompanying balance sheets of First Capital Institutional Real Estate, Ltd.-1 as of December 31, 1998 and 1997, and the related statements of income and expenses, partners' capital and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Institutional Real Estate, Ltd.-1 at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                       Ernst & Young LLP

Chicago, Illinois
February 26, 1999

BALANCE SHEETS
December 31, 1998 and 1997
(All dollars rounded to nearest 00s)

                                                           1998       1997
------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                               $3,846,100 $12,249,600
Rents receivable                                                        25,400
Other assets                                                 6,700       3,900
------------------------------------------------------------------------------
                                                        $3,852,800 $12,278,900
------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses                  $   62,700 $    60,100
 Due to Affiliates                                           3,000       8,200
 Distributions payable                                               8,460,000
 Other liabilities                                           7,600      10,000
------------------------------------------------------------------------------
                                                            73,300   8,538,300
------------------------------------------------------------------------------
Partners' capital:
 General Partners                                          611,900     611,500
 Limited Partners (60,000 Units issued and outstanding)  3,167,600   3,129,100
------------------------------------------------------------------------------
                                                         3,779,500   3,740,600
------------------------------------------------------------------------------
                                                        $3,852,800 $12,278,900
------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the years ended December 31, 1998, 1997 and 1996
(All dollars rounded to nearest 00s)

                                         General      Limited
                                         Partners     Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1996                        $(359,300)  $ 27,415,800  $ 27,056,500
Net (loss) income for the year ended
 December 31, 1996                         (89,100)    1,478,900     1,389,800
Distributions for the year ended
 December 31, 1996                                    (1,680,000)   (1,680,000)
-------------------------------------------------------------------------------
Partners' (deficit) capital, December
 31, 1996                                 (448,400)   27,214,700    26,766,300
Net income for the year ended December
 31, 1997                                1,059,900     2,790,200     3,850,100
Distributions for the year ended
 December 31, 1997                                   (26,875,800)  (26,875,800)
-------------------------------------------------------------------------------
Partners' capital, December 31, 1997       611,500     3,129,100     3,740,600
Net income for the year ended December
 31, 1998                                      400        38,500        38,900
-------------------------------------------------------------------------------
Partners' capital, December 31, 1998    $  611,900  $  3,167,600  $  3,779,500
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the years ended December 31, 1998, 1997 and 1996
(All dollars rounded to nearest 00s except per Unit amounts)

                                            1998       1997       1996
--------------------------------------------------------------------------
Income:
 Rental                                   $  9,700  $2,595,600 $4,866,600
 Interest                                  279,900     599,400    208,000
 Net gain on sales of property                       2,799,200
--------------------------------------------------------------------------
                                           289,600   5,994,200  5,074,600
--------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                         563,800  1,144,000
 Property operating:
  Affiliates                               (60,800)    164,500    227,200
  Nonaffiliates                              4,400     511,700    998,900
 Real estate taxes                                     224,100    377,500
 Insurance--Affiliate                                   24,600     60,400
 Repairs and maintenance                     5,000     382,600    692,200
 General and administrative:
  Affiliates                                22,600      23,200     37,800
  Nonaffiliates                            111,300     142,500    146,800
--------------------------------------------------------------------------
                                            82,500   2,037,000  3,684,800
--------------------------------------------------------------------------
Income before state income tax expense     207,100   3,957,200  1,389,800
  State income tax expense                 168,200     107,100
--------------------------------------------------------------------------
Net Income                                $ 38,900  $3,850,100 $1,389,800
--------------------------------------------------------------------------
Net income (loss) allocated to General
 Partners                                 $    400  $1,059,900 $  (89,100)
--------------------------------------------------------------------------
Net income allocated to Limited Partners  $ 38,500  $2,790,200 $1,478,900
--------------------------------------------------------------------------
Net income allocated to Limited Partners
 per Unit (60,000 Units outstanding)      $   0.64  $    46.50 $    24.65
--------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the years ended December 31, 1998, 1997 and 1996
(All dollars rounded to nearest 00s)

                                            1998          1997         1996
--------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                              $    38,900  $  3,850,100  $ 1,389,800
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
  Net gain on sales of property                         (2,799,200)
  Depreciation and amortization                            563,800    1,144,000
  Changes in assets and liabilities:
   Decrease in rents receivable               25,400        34,800       89,600
   (Increase) decrease in other assets        (2,800)        9,200      (12,900)
   Increase (decrease) in accounts
    payable and accrued expenses               2,600      (202,900)    (169,500)
   (Decrease) in due to Affiliates            (5,200)      (12,300)      (1,400)
   (Decrease) increase in other
    liabilities                               (2,400)     (107,300)       8,300
--------------------------------------------------------------------------------
    Net cash provided by operating
     activities                               56,500     1,336,200    2,447,900
--------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant
  improvements                                            (312,200)    (832,900)
 Proceeds from the sales of property                    25,982,500
 Decrease (increase) in investments in
  debt securities                                          300,000     (300,000)
--------------------------------------------------------------------------------
    Net cash provided by (used for)
     investing activities                               25,970,300   (1,132,900)
--------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners           (8,460,000)  (18,835,800)  (1,645,200)
 (Decrease) increase in security
  deposits                                                (147,200)       1,400
--------------------------------------------------------------------------------
    Net cash (used for) financing
     activities                           (8,460,000)  (18,983,000)  (1,643,800)
--------------------------------------------------------------------------------
Net (decrease) increase in cash and
 cash equivalents                         (8,403,500)    8,323,500     (328,800)
Cash and cash equivalents at the
 beginning of the year                    12,249,600     3,926,100    4,254,900
--------------------------------------------------------------------------------
Cash and cash equivalents at the end of
 the year                                $ 3,846,100  $ 12,249,600  $ 3,926,100
--------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 1998

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

The Partnership has disposed of its real estate properties. Upon resolution of the environmental matter disclosed in Note 5 and other post closing matters related to the sale of the Partnership's properties, the Partnership will make a liquidating distribution and dissolve.

In 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Partnership has one reportable segment as the Partnership is in the disposition phase of its life cycle, wherein it is seeking to resolve post-closing matters relating to properties sold by the Partnership. The adoption of Statement 131 did not affect the results of operations or financial position.

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

The Partnership is not liable for Federal income taxes as the Partners recognize their proportionate share of the Partnership income or loss on their individual tax returns; therefore, no provision for Federal income taxes is made in the financial statements of the Partnership. It is not practicable for the Partnership to determine the aggregate tax bases of the Limited Partners; therefore, the disclosure of the difference between the tax bases and the reported assets and liabilities of the Partnership would not be meaningful.

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

The Partnership's financial statements include financial instruments, including receivables and trade liabilities. The fair value of all financial instruments, including cash and cash equivalents, was not materially different from their carrying value at December 31, 1998 and 1997.

Certain reclassifications have been made to the previously reported 1997 and 1996 financial statements in order to provide comparability with the 1998 financial statements. These reclassifications have no effect on net income or Partners' capital.

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

In accordance with the Partnership Agreement, Net Profits (exclusive of depreciation and Net Profits from the sale, disposition, or provision for value impairment of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners' Subordinated Partnership Management Fee or 1% of such Net Profits; second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners, in an amount equal to the aggregate amount of depreciation previously allocated to them; second, to the General Partners and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; third, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and fourth, the balance, if any, to the Limited Partners. Net Losses (exclusive of depreciation and Net Losses from the sale, disposition, or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. All depreciation is allocated 10% to the General Partners and 90% to the Limited Partners. Net Losses from the sale, disposition, or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners' capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (collectively, the "Excess Balances"), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition, or provision for value impairment of a Partnership property. The General Partners were not entitled to cash distributions for the years ended December 31, 1998, 1997 and 1996. During the year ended December 31, 1998, the General Partners were allocated Net Profits of $400. During the year ended December 31, 1997, the General Partners were allocated Net Profits of $1,059,900 which includes a net gain on the sale of four properties of $1,100,100. During the year ended December 31, 1996, the General Partners were allocated a Net (Loss) of $(89,100).

Fees and reimbursements paid/(refunded) and payable by the Partnership to Affiliates for the years ended December 31, 1998, 1997 and 1996 were as follows:

                                  1998                 1997             1996
                         ----------------------- ---------------- ----------------
                         Paid/(refunded) Payable   Paid   Payable   Paid   Payable
----------------------------------------------------------------------------------
Property management and
 leasing fees               $(59,400)    $ None  $163,100   None  $194,300 $17,500
Reimbursement of
 property insurance
 premiums                     (1,400)      None    24,600   None    60,400    None
Legal                          7,100       None    86,400  7,500    35,300    None
Reimbursement of
 expenses, at cost:
 --Accounting                  7,600      1,100    13,100    400    24,900   2,400
 --Investor
  communication               11,400      1,900    10,200    300    15,700     600
----------------------------------------------------------------------------------
                            $(34,700)    $3,000  $297,400 $8,200  $330,600 $20,500
----------------------------------------------------------------------------------

The variance between amounts listed in this table and the income statement are due to capitalized legal costs.

As of December 31, 1996, the Partnership had a recorded liability in the total amount of $403,000 payable to the Managing General Partner for real estate commissions earned in connection with the sale of Partnership properties in prior years. Under the terms of the Partnership Agreement, these commissions were not to be paid until such time as Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution plus a cumulative return (including all Cash Flow which has been distributed to the Limited Partners from the initial date of investment) of 6% simple interest per annum on their Capital Investment. During the year ended December 31, 1997, following the sale of all of the Partnership's real property investments, it was determined that the requirement would not be fulfilled and, accordingly, the liability was written off and recognized as a gain on sale of property.

3. PROPERTY SALES:

On May 5, 1997, the Partnership consummated the sale of Peachtree, located in Atlanta, Georgia, for a sale price of $7,749,200. Net proceeds from this transaction were $7,547,500, which was net of closing expenses. The Partnership reported a net gain of $1,204,300 for the year ended December 31, 1997 in connection with this sale and distributed $7,440,000 or $124.00 per Unit on August 31, 1997 to Limited Partners of record as of May 5, 1997. The Partnership recorded a gain of $3,942,400 for income tax purposes for the year ended December 31, 1997.

On May 16, 1997, a joint venture in which the Partnership owned a 50% interest, consummated the sale of Lakewood Square Shopping Center ("Lakewood"), located in Lakewood, California, for a sale price of $17,750,000, of which the Partnership's share was $8,875,000. The Partnership's share of net proceeds from this transaction was $8,660,000, which was net of closing expenses. The Partnership reported a net gain of $166,600 for the year ended December 31, 1997 in connection with this sale and distributed $8,640,000 or $144.00 per Unit on August 31, 1997 to Limited Partners of record as of May 16, 1997. The Partnership recorded a gain of $3,238,700 for income tax purposes for the year ended December 31, 1997.

On June 27, 1997, a joint venture in which the Partnership owned a 50% interest, consummated the sale of 12621 Featherwood Office Building, located in Houston, Texas, for a sale price of $3,146,700, of which the Partnership's share was $1,573,350. The Partnership's share of net proceeds from this transaction was $1,492,000, which was net of closing expenses. The Partnership reported a net loss of $53,700 for the year ended December 31, 1997 in connection with this sale and distributed $1,495,800 or $24.93 per Unit on November 30, 1997 to Limited Partners of record as of June 27, 1997. The Partnership recorded a loss of $848,000 for income tax purposes for the year ended December 31, 1997.

On November 10, 1997, a joint venture in which the Partnership owned a 50% interest, consummated the sale of Foxhall Square Office Building, located in Washington D.C., for a sale price of $17,125,000, of which the Partnership's share was $8,562,500. The Partnership's share of proceeds from this transaction was $8,283,000, which was net of closing expenses. The Partnership reported a net gain for financial reporting purposes of $1,079,000 for the year ended December 31, 1997 from this sale and distributed $8,250,000 or $137.50 per Unit on February 28, 1998 to Limited Partners of record as of November 10, 1997. The Partnership recorded a gain of $2,316,600 for income tax purposes for the year ended December 31, 1997.

The above transactions, with the exception of post-closing matters, were all-cash sales, with no further involvement on the part of the Partnership.

4. STATE INCOME TAX:

State income tax expense for 1998 is comprised substantially of a tax imposed by the District of Columbia, based on taxable income. State income tax expense for 1997 is comprised substantially of a tax imposed by the state of Georgia, based on taxable income. The 1998 state income tax expense includes a change in estimate of tax due related to the 1997 sales of properties.

5. ENVIRONMENTAL MATTER:

In 1996, the Managing General Partner became aware of the existence of hazardous substances in the soil and groundwater under Lakewood. In connection with the 1997 sale of Lakewood, the purchaser assumed the obligation to remedy the hazardous substances in the manner required by law, which includes, but is not limited to, payment of all costs in connection with the remediation work. In addition, the purchaser provided the Partnership with certain indemnification protection in relation to clean-up costs and related expenses arising from the presence of these hazardous substances. At the present time, the Managing General Partner is unaware of any claims or other matters referred to above against the Partnership. In November 1998, the purchaser submitted its corrective action plan (the "Plan") for the site to the California Regional Water Quality Control Board ("Water Board"). The Plan provides for the recommended method for clean up and the obtaining of regulatory approval upon completion. In December 1998, the Water Board authorized the purchaser to proceed with its Plan subject to the Water Board's satisfactory review of purchaser's pilot study (which will test the effectiveness of the Plan's proposed remedial method). The timing of the completion of the remediation process is contingent upon, among other things, (i) the purchaser's completion of and (ii) the Water Board's approval of the pilot study. Accordingly, there can be no assurance as to the timing of the completion of the remediation process. The Managing General Partner continues to monitor the documentation delivered by the purchaser regarding the purchaser's activities to remedy the hazardous substances at Lakewood.

7