Form 10-Q
period 1999-03-31
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 1
filed 1999-05-11
CIK 730212

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the period ended                March 31, 1999
                                 --------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                       to
                                   ---------------------    --------------------

Commission File Number                                 0-12538
                                   ---------------------------------------------


               First Capital Institutional Real Estate, Ltd. - 1
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Florida                                              59-2197264
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

Two North Riverside Plaza, Suite 1000, Chicago, Illinois         60606-2607
--------------------------------------------------------    -------------------
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

                         PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
BALANCE SHEETS
(All dollars rounded to nearest 00s)

                            March 31,
                              1999     December 31,
                           (Unaudited)     1998
---------------------------------------------------
ASSETS
Cash and cash equivalents  $2,486,800   $3,846,100
Investments in debt
 securities                 1,370,000
Other assets                    6,700        6,700
---------------------------------------------------
                           $3,863,500   $3,852,800
---------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and
  accrued expenses         $   33,700   $   62,700
 Due to Affiliates              1,200        3,000
 Other liabilities              7,600        7,600
---------------------------------------------------
                               42,500       73,300
---------------------------------------------------
Partners' capital:
 General Partners             612,300      611,900
 Limited Partners (60,000
  Units issued and
  outstanding)              3,208,700    3,167,600
---------------------------------------------------
                            3,821,000    3,779,500
---------------------------------------------------
                           $3,863,500   $3,852,800
---------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the quarter ended March 31, 1999 (Unaudited) and the year ended December 31, 1998
(All dollars rounded to nearest 00s)

                                                 General   Limited
                                                 Partners  Partners    Total
-------------------------------------------------------------------------------
Partners' capital, January 1, 1998               $611,500 $3,129,100 $3,740,600
Net income for the year ended December 31, 1998       400     38,500     38,900
-------------------------------------------------------------------------------
Partners' capital, December 31, 1998              611,900  3,167,600  3,779,500
Net income for the quarter ended March 31, 1999       400     41,100     41,500
-------------------------------------------------------------------------------
Partners' capital, March 31, 1999                $612,300 $3,208,700 $3,821,000
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended March 31, 1999 and 1998
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                           1999      1998
----------------------------------------------------------------------------
Income:
 Rental                                                   $        $  9,400
 Interest                                                  44,100   126,500
----------------------------------------------------------------------------
                                                           44,100   135,900
----------------------------------------------------------------------------
Expenses:
 Property operating:
  Affiliates                                                         (1,400)
  Nonaffiliates                                                      21,400
 Repairs and maintenance                                              2,500
 General and administrative:
  Affiliates                                                4,700     4,900
  Nonaffiliates                                            (2,100)   41,100
----------------------------------------------------------------------------
                                                            2,600    68,500
----------------------------------------------------------------------------
Net income before state income tax expense                 41,500    67,400
  State income tax expense                                          165,100
----------------------------------------------------------------------------
Net income (loss)                                         $41,500  $(97,700)
----------------------------------------------------------------------------
Net income (loss) allocated to General Partners           $   400  $ (1,000)
----------------------------------------------------------------------------
Net income (loss) allocated to Limited Partners           $41,100  $(96,700)
----------------------------------------------------------------------------
Net income (loss) allocated to Limited Partners per Unit
 (60,000 Units outstanding)                               $  0.69  $  (1.61)
----------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 1999 and 1998
(Unaudited)
(All dollars rounded to nearest 00s)

                                                          1999         1998
--------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income (loss)                                     $    41,500  $   (97,700)
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
  Changes in assets and liabilities:
   Decrease in rents receivable                                           1,700
   (Increase) in other assets                                            (2,800)
   (Decrease) increase in accounts payable and accrued
    expenses                                               (29,000)     166,400
   (Decrease) in due to Affiliates                          (1,800)        (800)
--------------------------------------------------------------------------------
    Net cash provided by operating activities               10,700       66,800
--------------------------------------------------------------------------------
Cash flows from investing activities:
 (Increase) in investments in debt securities           (1,370,000)  (1,200,600)
--------------------------------------------------------------------------------
    Net cash (used for) investing activities            (1,370,000)  (1,200,600)
--------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                                      (8,460,000)
--------------------------------------------------------------------------------
    Net cash (used for) financing activities                         (8,460,000)
--------------------------------------------------------------------------------
Net (decrease) in cash and cash equivalents             (1,359,300)  (9,593,800)
Cash and cash equivalents at the beginning of the
 period                                                  3,846,100   12,249,600
--------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period     $ 2,486,800  $ 2,655,800
--------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 1999

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

ACCOUNTING POLICIES:
The Partnership has disposed of its real estate properties. Upon resolution of the environmental matter disclosed in Note 3 and other post closing matters related to the sale of the Partnership's properties, the Partnership will make a liquidating distribution and dissolve.

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the three months ended March 31, 1999 are not necessarily indicative of the operating results for the year ending December 31, 1999.

Cash equivalents are considered all highly liquid investments with maturity of three months or less when purchased.

Investments in debt securities are comprised of corporate debt securities and obligations of the United States government and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements which approximated fair value. All of these securities had maturity dates less than one year from the date purchased.

The Partnership has one reportable segment as the Partnership is in the disposition phase of its life cycle, wherein it is seeking to resolve post-closing matters related to the properties sold by the Partnership.

Reference is made to the Partnership's annual report for the year ended December 31, 1998, for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

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

In accordance with the Partnership Agreement, Net Profits (exclusive of depreciation and Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners' Subordinated Partnership Management Fee or 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners, in an amount equal to the aggregate amount of depreciation previously allocated to them; second, to the General Partners and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; third, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and fourth, the balance, if any, to the Limited Partners. Net Losses (exclusive of depreciation and Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. All depreciation is allocated 10% to the General Partners and 90% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners' capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (collectively, the "Excess Balances"), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. The General Partners were not entitled to cash distributions for the three months ended March 31, 1999 and 1998. For the three months ended March 31, 1999 and 1998, the General Partners were allocated Net Income (Loss) of $400 and $(1,000), respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates as of March 31, 1999 were as follows:

                                      Paid   Payable
----------------------------------------------------
Legal                                $   400 $ none
Reimbursement of expenses, at costs
 --Accounting                          2,700    600
 --Investor communications             3,400    600
----------------------------------------------------
                                     $ 6,500 $1,200
----------------------------------------------------

3. ENVIRONMENTAL MATTER:

In December 1996, the Managing General Partner became aware of the existence of hazardous substances in the groundwater under Lakewood Square Shopping Center ("Lakewood"). In connection with the 1997 sale of Lakewood, the purchaser assumed the obligation to remedy the hazardous substances in the manner required by law, which includes, but is not limited to, payment of all costs in connection with the remediation work. In addition, the purchaser provided the Partnership with certain indemnification protection in relation to clean-up costs and related expenses arising from the presence of these hazardous substances. At the present time, the Managing General Partner is unaware of any claims or other matters referred to above against the Partnership. In November 1998, the purchaser submitted its corrective action plan (the "Plan") for the site to the California Regional Water Quality Control Board ("Water Board"). The Plan provides for the recommended method for clean up and the obtaining of regulatory approval upon completion. In December 1998, the Water Board authorized the purchaser to proceed with its Plan subject to the Water Board's satisfactory review of purchaser's pilot study (which will test the effectiveness of the Plan's proposed remedial method). Purchaser reported on May 5, 1999, that it has completed the study. The timing of the completion of the remediation process is contingent upon, among other things, the Water Board's approval of the pilot study. Accordingly, there can be no assurance as to the timing of the completion of the remediation process. The Managing General Partner is continuing to monitor the documentation delivered by the purchaser regarding the purchaser's activities to remedy the hazardous substances.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership's Annual Report for the year ended December 31, 1998 for a discussion of the Partnership's business.

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

The Partnership has substantially completed the disposition phase of its life cycle. The Partnership has sold its remaining property investments and is working toward resolution of post closing property sale matters.

OPERATIONS
Net (loss) income changed from $(97,700) for the three months ended March 31, 1998 to $41,500 for the three months ended March 31, 1999. The change in net results was primarily due to the 1998 recognition of a tax imposed by the District of Columbia in connection with the sale of Foxhall Square Building ("Foxhall"). Partially offsetting the change was a decrease in interest income due to a decrease in cash available for investment resulting from the distribution of Foxhall Sale Proceeds during 1998.

LIQUIDITY AND CAPITAL RESOURCES
The decrease in the Partnership's cash position of $1,359,300 during the three months ended March 31, 1999 was primarily the result of investments in debt securities exceeding net cash provided by operating activities. Liquid assets, including cash, cash equivalents and investments in debt securities, as of March 31, 1999 were comprised of amounts reserved for the Lakewood environmental contingency (as hereafter discussed) and Partnership liquidation expenses.

Net cash provided by operating activities decreased by $56,100 for the three months ended March 31, 1999 when compared to the three months ended March 31, 1998. The decrease was primarily the result of the timing of the payment of certain Partnership expenses.

The increase in net cash used for investing activities of $169,400 for the three months ended March 31, 1999 when compared to the three months ended March 31, 1998 was primarily due to an increase in the amount of investments in debt securities made during the first quarter of 1999 as compared to 1998. Investments in debt securities is a result of the continued extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts while they are held for the Lakewood environmental contingency and Partnership liquidation expenses. These investments are investment-grade and mature less than one year from their date of purchase. The Partnership has no financial instruments for which there are significant market risks. Due to the timing of the maturities and liquid nature of the Partnership's investments in debt securities, the Partnership does not believe that it has material market risk.

The decrease in net cash used for financing activities of $8,460,000 for the three months ended March 31, 1999 when compared to the three months ended March 31, 1998 was primarily due to the distribution of Foxhall Sale Proceeds on February 28, 1998.

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

The Partnership has not formulated a contingency plan. However, the Managing General Partner believes that based on the Partnership's limited number of transactions, aside from catastrophic failures of banks, governmental agencies, etc., it could carry out substantially all of its critical operations on a manual basis or easily convert to systems that are Year 2000 compliant.

As described in Note 3 of Notes to Financial Statements, the Partnership is awaiting resolution of an environmental matter at Lakewood. The Managing General Partner is continuing to monitor the documentation delivered by the purchaser of Lakewood regarding the purchaser's activities to remedy the hazardous substances at Lakewood. There can be no assurance as to the actual timeframe for the remediation or that it will be completed without cost to the Partnership. As a result of this, together with other potential post closing matters related to the Partnership properties, it will be necessary for the Partnership to remain in existence. When the environmental matter at Lakewood is satisfactorily remediated, Limited Partners will receive a final liquidating distribution of the remaining cash held by the Partnership, less amounts reserved for administrative expenses and any amounts deemed necessary to resolve, or provide for, any post closing matters.

                          PART II. OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K
------    --------------------------------

          (a)   Exhibits:  None

          (b)   Reports on Form 8-K:

                There were no reports filed on Form 8-K for the three months ended March 31, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 1

                                 By:  FIRST CAPITAL FINANCIAL CORPORATION
                                      MANAGING GENERAL PARTNER

Date:  May 12, 1999              By: /s/ DOUGLAS CROCKER II
       ------------                 -----------------------------------------
                                         DOUGLAS CROCKER II
                                    President and Chief Executive Officer

Date:  May 12, 1999              By: /s/ NORMAN M. FIELD
       ------------                 -----------------------------------------
                                         NORMAN M. FIELD
                                    Vice President - Finance and Treasurer