Form 10-Q
period 1999-06-30
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 1
filed 1999-08-13
CIK 730212

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the period ended                    June 30, 1999
                          ------------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                      to
                                    --------------------------------------------
    Commission File Number                            0-12538
                                    --------------------------------------------


               First Capital Institutional Real Estate, Ltd. - 1
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Florida                                                59-2197264
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

Two North Riverside Plaza, Suite 700, Chicago, Illinois           60606-2607
----------------------------------------------------------   -------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]    No [_]

Documents incorporated by reference:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the Partnership's Prospectus dated October 25, 1982, included in the Partnership's Registration Statement on Form S-11 (Registration No. 2-79092), is incorporated herein by reference in Part I of this report.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BALANCE SHEETS
(All dollars rounded to nearest 00s)

                            June 30,
                              1999     December 31,
                           (Unaudited)     1998
---------------------------------------------------
ASSETS
Cash and cash equivalents  $2,865,700   $3,846,100
Investments in debt
 securities                   998,100
Other assets                    6,700        6,700
---------------------------------------------------
                           $3,870,500   $3,852,800
---------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and
  accrued expenses         $   37,400   $   62,700
 Due to Affiliates              2,100        3,000
 Other liabilities                100        7,600
---------------------------------------------------
                               39,600       73,300
---------------------------------------------------
Partners' capital:
 General Partners             612,400      611,900
 Limited Partners (60,000
  Units issued and
  outstanding)              3,218,500    3,167,600
---------------------------------------------------
                            3,830,900    3,779,500
---------------------------------------------------
                           $3,870,500   $3,852,800
---------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the six months ended June 30, 1999 (Unaudited) and the year ended December 31, 1998
(All dollars rounded to nearest 00s)

                                                 General   Limited
                                                 Partners  Partners    Total
-------------------------------------------------------------------------------
Partners' capital, January 1, 1998               $611,500 $3,129,100 $3,740,600
Net income for the year ended December 31, 1998       400     38,500     38,900
-------------------------------------------------------------------------------
Partners' capital, December 31, 1998              611,900  3,167,600  3,779,500
Net income for the six months ended
 June 30, 1999                                        500     50,900     51,400
-------------------------------------------------------------------------------
Partners' capital,
 June 30, 1999                                   $612,400 $3,218,500 $3,830,900
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended June 30, 1999 and 1998
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                            1999     1998
----------------------------------------------------------------------------
Income:
 Rental                                                    $       $    300
 Interest                                                   45,000   52,100
----------------------------------------------------------------------------
                                                            45,000   52,400
----------------------------------------------------------------------------
Expenses:
 Property operating:
  Affiliates                                                        (58,000)
  Nonaffiliates                                                     (15,300)
 Repairs and maintenance                                               (300)
 General and administrative:
  Affiliates                                                 4,500    3,500
  Nonaffiliates                                             30,300   25,100
----------------------------------------------------------------------------
                                                            34,800  (45,000)
----------------------------------------------------------------------------
Income before state income tax expense                      10,200   97,400
 State income tax expense                                      300    3,100
----------------------------------------------------------------------------
Net income                                                 $ 9,900 $ 94,300
----------------------------------------------------------------------------
Net income allocated to General Partners                   $   100 $    900
----------------------------------------------------------------------------
Net income allocated to Limited Partners                   $ 9,800 $ 93,400
----------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (60,000
 Units outstanding)                                        $  0.16 $   1.56
----------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the six months ended June 30, 1999 and 1998
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                            1999     1998
----------------------------------------------------------------------------
Income:
 Rental                                                   $        $  9,700
 Interest                                                   89,100  178,600
----------------------------------------------------------------------------
                                                            89,100  188,300
----------------------------------------------------------------------------
Expenses:
 Property operating:
  Affiliates                                                        (59,400)
  Nonaffiliates                                                       6,100
 Repairs and maintenance                                              2,200
 General and administrative:
  Affiliates                                                 9,200    8,400
  Nonaffiliates                                             28,200   66,200
----------------------------------------------------------------------------
                                                            37,400   23,500
----------------------------------------------------------------------------
Income before state income tax expense                      51,700  164,800
 State income tax expense                                      300  168,200
----------------------------------------------------------------------------
Net income (loss)                                         $ 51,400 $ (3,400)
----------------------------------------------------------------------------
Net income (loss) allocated to General Partners           $    500 $   (100)
----------------------------------------------------------------------------
Net income (loss) allocated to Limited Partners           $ 50,900 $ (3,300)
----------------------------------------------------------------------------
Net income (loss) allocated to Limited Partners per Unit
 (60,000 Units outstanding)                               $   0.85 $  (0.06)
----------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the six months ended June 30, 1999 and 1998
(Unaudited)
(All dollars rounded to nearest 00s)

                                                             1999        1998
----------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income (loss)                                        $   51,400  $    (3,400)
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Changes in assets and liabilities:
   Decrease in rents receivable                                             1,700
   (Increase) in other assets                                              (4,400)
   (Decrease) increase in accounts payable and accrued
    expenses                                                 (25,300)       8,500
   (Decrease) in due to Affiliates                              (900)      (7,600)
   (Decrease) in other liabilities                            (7,500)      (2,400)
----------------------------------------------------------------------------------
    Net cash provided by (used for) operating activities      17,700       (7,600)
----------------------------------------------------------------------------------
Cash flows from investing activities:
 (Increase) in investments in debt securities               (998,100)    (302,000)
----------------------------------------------------------------------------------
    Net cash (used for) investing activities                (998,100)    (302,000)
----------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                                        (8,460,000)
----------------------------------------------------------------------------------
    Net cash (used for) financing activities                     --    (8,460,000)
----------------------------------------------------------------------------------
Net (decrease) in cash and cash equivalents                 (980,400)  (8,769,600)
Cash and cash equivalents at the beginning of the period   3,846,100   12,249,600
----------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period        $2,865,700  $ 3,480,000
----------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 1999

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and six months ended June 30, 1999 are not necessarily indicative of the operating results for the year ending December 31, 1999.

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

Certain reclassifications have been made to the previously reported 1998 statements in order to provided comparability with the 1999 statements. These reclassifications have no effect on net income or Partners' capital.

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

In accordance with the Partnership Agreement, Net Profits (exclusive of depreciation and Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners' Subordinated Partnership Management Fee or 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners, in an amount equal to the aggregate amount of depreciation previously allocated to them; second, to the General Partners and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; third, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and fourth, the balance, if any, to the Limited Partners. Net Losses (exclusive of depreciation and Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. All depreciation is allocated 10% to the General Partners and 90% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners' capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (collectively, the "Excess Balances"), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. The General Partners were not entitled to a subordinated Partnership Management Fee for the quarter and six months ended June 30, 1999. For the quarter and six months ended June 30, 1999 the General Partners were allocated Net Income of $100 and $500, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and six months ended June 30, 1999 were as follows:

                                         Paid
                                    ---------------
                                              Six
                                    Quarter Months  Payable
-----------------------------------------------------------
Legal                               $  500  $   900   None
Reimbursement of expenses, at cost
 --Accounting                        1,400    4,100 $1,000
 --Investor communications           1,800    5,200  1,100
-----------------------------------------------------------
                                    $3,700  $10,200 $2,100
-----------------------------------------------------------

3. ENVIRONMENTAL MATTER:

In December 1996, the Managing General Partner became aware of the existence of hazardous substances in the groundwater under Lakewood Square Shopping Center ("Lakewood"). In connection with the 1997 sale of Lakewood, the purchaser assumed the obligation to remedy the hazardous substances in the manner required by law, which includes, but is not limited to, payment of all costs in connection with the remediation work. In addition, the purchaser provided the Partnership with certain indemnification protection in relation to clean-up costs and related expenses arising from the presence of these hazardous substances. At the present time, the Managing General Partner is unaware of any claims or other matters referred to above against the Partnership. In November 1998, the purchaser submitted its corrective action plan (the "Plan") for the site to the California Regional Water Quality Control Board ("Water Board"). The Plan provides for the recommended method of clean up and the obtaining of regulatory approval upon completion. In December 1998, the Water Board authorized the purchaser to proceed with its Plan subject to the Water Board's satisfactory review of purchaser's pilot study (which tested the effectiveness of the Plan's proposed remedial method). Purchaser reported in May 1999 that it had completed the study. Purchaser is awaiting final approval from the Water Board to begin the implementation of the Plan. The timing of the completion of the remediation process is contingent upon, among other things, the Water Board's issuance of this approval. Accordingly, there can be no assurance as to the timing of the completion of the remediation process. The Managing General Partner is continuing to monitor the documentation delivered by the purchaser regarding the purchaser's activities to remedy the hazardous substances.

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

OPERATIONS
Net income decreased by $84,400 for the quarter ended June 30, 1999 when compared to the quarter ended June 30, 1998. The decrease was primarily due to the 1998 receipt of refunds related to properties sold by the Partnership during 1997.

Net (loss) income changed from $(3,400) for the six months ended June 30, 1998 to $51,400 for the six months ended June 30, 1999. The change in net results was primarily due to the 1998 recognition of a tax imposed by the District of Columbia in connection with the sale of Foxhall Square Building ("Foxhall"). Partially offsetting the change was a decrease in interest income due to a decrease in cash available for investment resulting from the distribution of Foxhall Sale Proceeds during 1998.

LIQUIDITY AND CAPITAL RESOURCES
The decrease in the Partnership's cash position of $980,400 during the six months ended June 30, 1999 was primarily the result of investments in debt securities exceeding net cash provided by operating activities. Liquid assets, including cash, cash equivalents and investments in debt securities, as of June 30, 1999 were comprised of amounts reserved for the Lakewood environmental contingency (as hereafter discussed) and Partnership liquidation expenses.

Net cash (used for) provided by operating activities changed from $(7,600) for the six months ended June 30, 1998 to $17,700 for the six months ended June 30, 1999. The change was primarily due to the increase in net income, as previously discussed. The change was partially offset by the timing of the payment of certain Partnership expenses.

The increase in net cash used for investing activities of $696,100 for the six months ended June 30, 1999 when compared to the six months ended June 30, 1998 was primarily due to an increase in the amount of investments in debt securities made during 1999 as compared to 1998. Investments in debt securities is a result of the continued extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts while they are held as working capital reserves. These investments are investment-grade and mature less than one year from their date of purchase. The Partnership has no financial instruments for which there are significant market risks. Due to the timing of the maturities and liquid nature of the Partnership's investments in debt securities, the Partnership does not believe that it has material market risk.

The decrease in net cash used for financing activities of $8,460,000 for the six months ended June 30, 1999 when compared to the six months ended June 30, 1998 was primarily due to the distribution of Foxhall Sale Proceeds on February 28, 1998.

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

The Partnership has not formulated a written contingency plan. However, the Managing General Partner believes that based on the Partnership's limited number of transactions, aside from catastrophic failures of banks, governmental agencies, etc., it could carry out substantially all of its critical operations on a manual basis or easily convert to systems that are Year 2000 compliant.

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

                          PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K:
-----------------------------------------

     (a) Exhibits:  None

     (b) Reports on Form 8-K:

         There were no reports filed on Form 8-K for the three months ended June 30, 1999.

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

Date:  August 13, 1999       By:  /s/  DOUGLAS CROCKER II
       ---------------            --------------------------------------
                                       DOUGLAS CROCKER II
                                  President and Chief Executive Officer

Date:  August 13, 1999       By:  /s/  NORMAN M. FIELD
       ---------------            --------------------------------------
                                       NORMAN M. FIELD
                                  Vice President - Finance and Treasurer