Form 10-Q
period 1999-09-30
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 1
filed 1999-11-12
CIK 730212

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the period ended    September 30, 1999
                              --------------------------------------
                                   OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________ to _______

        Commission File Number               0-12538
                              --------------------------------------

               First Capital Institutional Real Estate, Ltd. - 1
             -----------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Florida                                              59-2197264
-------------------------------                             -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

Two North Riverside Plaza, Suite 700, Chicago, Illinois          60606-2607
-------------------------------------------------------          ----------
       (Address of principal executive offices)                  (Zip Code)

                                 (312) 207-0020
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X    No
                                         ----       ----
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                           September 30,
                                               1999      December 31,
                                            (Unaudited)      1998
---------------------------------------------------------------------
ASSETS
Cash and cash equivalents                   $3,900,200    $3,846,100
Other assets                                     6,700         6,700
---------------------------------------------------------------------
                                            $3,906,900    $3,852,800
---------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses      $   48,200    $   62,700
 Due to Affiliates                               1,500         3,000
 Other liabilities                               2,500         7,600
---------------------------------------------------------------------
                                                52,200        73,300
---------------------------------------------------------------------
Partners' capital:
 General Partners                              612,700       611,900
 Limited Partners (60,000 Units issued and
  outstanding)                               3,242,000     3,167,600
---------------------------------------------------------------------
                                             3,854,700     3,779,500
---------------------------------------------------------------------
                                            $3,906,900    $3,852,800
---------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the nine months ended September 30, 1999 (Unaudited) and the year ended December 31, 1998
(All dollars rounded to nearest 00s)

                                                 General   Limited
                                                 Partners  Partners    Total
-------------------------------------------------------------------------------
Partners' capital, January 1, 1998               $611,500 $3,129,100 $3,740,600
Net income for the year ended December 31, 1998       400     38,500     38,900
-------------------------------------------------------------------------------
Partners' capital, December 31, 1998              611,900  3,167,600  3,779,500
Net income for the nine months ended September
 30, 1999                                             800     74,400     75,200
-------------------------------------------------------------------------------
Partners' capital, September 30, 1999            $612,700 $3,242,000 $3,854,700
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended September 30, 1999 and 1998
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                            1999    1998
---------------------------------------------------------------------------
Income:
 Interest                                                  $49,100 $52,000
---------------------------------------------------------------------------
                                                            49,100  52,000
---------------------------------------------------------------------------
Expenses:
 Property operating                                                 (3,700)
 Repairs and maintenance                                               500
 General and administrative:
  Affiliates                                                 5,000   6,200
  Nonaffiliates                                             20,300  20,800
---------------------------------------------------------------------------
                                                            25,300  23,800
---------------------------------------------------------------------------
Net income                                                 $23,800 $28,200
---------------------------------------------------------------------------
Net income allocated to General Partners                   $   300 $   300
---------------------------------------------------------------------------
Net income allocated to Limited Partners                   $23,500 $27,900
---------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (60,000
 Units outstanding)                                        $  0.39 $  0.47
---------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the nine months ended September 30, 1999 and 1998
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                             1999     1998
-----------------------------------------------------------------------------
Income:
 Interest                                                  $138,200 $230,600
 Rental                                                                9,700
-----------------------------------------------------------------------------
                                                            138,200  240,300
-----------------------------------------------------------------------------
Expenses:
 Property operating:
  Affiliates                                                         (59,400)
  Nonaffiliates                                                        2,400
 Repairs and maintenance                                               2,700
 General and administrative:
  Affiliates                                                 14,200   14,600
  Nonaffiliates                                              48,500   87,000
-----------------------------------------------------------------------------
                                                             62,700   47,300
-----------------------------------------------------------------------------
Income before state income tax expense                       75,500  193,000
State income tax expense                                        300  168,200
-----------------------------------------------------------------------------
Net income                                                 $ 75,200 $ 24,800
-----------------------------------------------------------------------------
Net income allocated to General Partners                   $    800 $    200
-----------------------------------------------------------------------------
Net income allocated to Limited Partners                   $ 74,400 $ 24,600
-----------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (60,000
 Units outstanding)                                        $   1.24 $   0.41
-----------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 1999 and 1998
(Unaudited)
(All dollars rounded to nearest 00s)

                                                          1999        1998
------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                            $   75,200  $   24,800
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Changes in assets and liabilities:
   Decrease in rents receivable                                         1,700
   (Increase) in other assets                                          (2,800)
   (Decrease) increase in accounts payable and accrued
    expenses                                              (14,500)        100
   (Decrease) in due to Affiliates                         (1,500)     (5,800)
   (Decrease) in other liabilities                         (5,100)     (2,400)
------------------------------------------------------------------------------
    Net cash provided by operating activities              54,100      15,600
------------------------------------------------------------------------------
Cash flows from investing activities:
 (Increase) in investments in debt securities, net                   (300,000)
------------------------------------------------------------------------------
    Net cash (used for) investing activities                  --     (300,000)
------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                                    (8,460,000)
------------------------------------------------------------------------------
    Net cash (used for) financing activities                  --   (8,460,000)
------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents       54,100  (8,744,400)
Cash and cash equivalents at the beginning of the
 period                                                 3,846,100  12,249,600
------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period     $3,900,200  $3,505,200
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 1999
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and nine months ended September 30, 1999 are not necessarily indicative of the operating results for the year ending December 31, 1999.

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

In accordance with the Partnership Agreement, Net Profits (exclusive of depreciation and Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners' Subordinated Partnership Management Fee or 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners, in an amount equal to the aggregate amount of depreciation previously allocated to them; second, to the General Partners and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; third, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and fourth, the balance, if any, to the Limited Partners. Net Losses (exclusive of depreciation and Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. All depreciation is allocated 10% to the General Partners and 90% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners' capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (collectively, the "Excess Balances"), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. The General Partners were not entitled to a subordinated Partnership Management Fee for the quarter and nine months ended September 30, 1999. For the quarter and nine months ended September 30, 1999, the General Partners were allocated Net Income of $300 and $800, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and nine months ended September 30, 1999 were as follows:

                                         Paid
                                    ---------------
                                             Nine
                                    Quarter Months  Payable
-----------------------------------------------------------
Legal                               $  600  $ 1,500   None
Reimbursement of expenses, at cost
 --Accounting                        2,600    6,700    900
 --Investor communications           3,000    8,200    600
-----------------------------------------------------------
                                    $6,200  $16,400 $1,500
-----------------------------------------------------------

3. ENVIRONMENTAL MATTER:

In December 1996, the Managing General Partner became aware of the existence of hazardous substances in the groundwater under Lakewood Square Shopping Center ("Lakewood"). In connection with the 1997 sale of Lakewood, the purchaser assumed the obligation to remedy the hazardous substances in the manner required by law, which includes, but is not limited to, payment of all costs in connection with the remediation work. In addition, the purchaser provided the Partnership with certain indemnification protection in relation to clean-up costs and related expenses arising from the presence of these hazardous substances. At the present time, the Managing General Partner is unaware of any claims relating to the above-described matter, or any other environmental matter, against the Partnership. In November 1998, the purchaser submitted its corrective action plan (the "Plan") for the site to the California Regional Water Quality Control Board ("Water Board"). The Plan provides for the recommended method of clean up and the obtaining of regulatory approval upon completion. In December 1998, the Water Board authorized the purchaser to proceed with the Plan subject to the Water Board's satisfactory review of purchaser's pilot study (the "Pilot Study"). Purchaser reported in November 1999 that it has submitted the Pilot Study to the Water Board.. Purchaser is awaiting final approval from the Water Board to begin the implementation of the Plan. The timing of the completion of the remediation process is contingent upon, among other things, the Water Board's issuance of this approval. Accordingly, there can be no assurance as to the timing of the completion of the remediation process. The Managing General Partner is continuing to monitor the documentation delivered by the purchaser regarding the purchaser's activities to remedy the hazardous substances.

4. STATE INCOME TAX:

State income tax expense for the nine months ended September 30, 1998 is comprised substantially of a tax imposed by the District of Columbia, based on taxable income and is a change in estimate of tax due, related to the 1997 sale of a Partnership property.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Partnership has substantially completed the disposition phase of its life cycle. The Partnership has sold its remaining real property investments and is working toward resolution of post closing property sale matters.

OPERATIONS
Net income decreased by $4,400 for the quarter ended September 30, 1999 when compared to the quarter ended September 30, 1998. The decrease was primarily due to a slight decrease in interest earned on the Partnership's short-term investments.

Net income increased by $50,400 for the nine months ended September 30, 1999 when compared to the nine months ended September 30, 1998. The increase was primarily due to the 1998 recognition of a tax imposed by the District of Columbia in connection with the sale of Foxhall Square Building ("Foxhall"). Partially offsetting the increase was a decrease in interest income due to a decrease in cash available for investment resulting from the distribution of Foxhall Sale Proceeds during 1998.

LIQUIDITY AND CAPITAL RESOURCES
The increase in the Partnership's cash position of $54,100 during the nine months ended September 30, 1999 was the result of net cash provided by operating activities. Liquid assets, including cash and cash equivalents, as of September 30, 1999 were comprised of amounts reserved for the Lakewood environmental contingency (as hereafter discussed) and Partnership liquidation expenses.

Net cash provided by operating activities increased by $38,500 for the nine months ended September 30, 1999 when compared to the nine months ended September 30, 1998. The increase was primarily due to the increase in net income, as previously discussed. The increase was partially offset by the timing of the payment of certain Partnership expenses.

The decrease in net cash used for investing activities of $300,000 for the nine months ended September 30, 1999 when compared to the nine months ended September 30, 1998 was due to the net amount of investments in debt securities made during the 1999 period as compared to the comparable 1998 period. Investments in debt securities is a result of the continued extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts while they are held as working capital reserves. These investments are investment-grade and mature less than one year from their date of purchase. The Partnership has no financial instruments for which there are significant market risks.

The decrease in net cash used for financing activities of $8,460,000 for the nine months ended September 30, 1999 when compared to the nine months ended September 30, 1998 was primarily due to the distribution of Foxhall Sale Proceeds on February 28, 1998.

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

While the Partnership has not formulated a written contingency plan, it has selected the Year 2000 compliant systems it intends to use beginning in the Year 2000. The Managing General Partner believes that based on the Partnership's limited number of transactions, aside from catastrophic failures of banks, governmental agencies, etc., it will be able to carry out substantially all of its critical operations.

As described in Note 3 of Notes to Financial Statements, the Partnership is awaiting resolution of an environmental matter at Lakewood. The Managing General Partner is continuing to monitor the documentation delivered by the purchaser of Lakewood regarding the purchaser's activities to remedy the hazardous substances at Lakewood. There can be no assurance as to the actual timeframe for the completion of the remediation or that it will be completed without cost to the Partnership. As a result of this, together with other potential post closing matters related to the Partnership properties, it will be necessary for the Partnership to remain in existence. When the environmental matter at Lakewood is satisfactorily remediated, Limited Partners will receive a final liquidating distribution comprised of the remaining cash held by the Partnership, less amounts reserved for administrative expenses and any amounts deemed necessary to resolve, or provide for, any post closing matters.

                          PART II. OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K
-------    --------------------------------

           (a)   Exhibits: None

           (b)   Reports on Form 8-K:

                 There were no reports filed on Form 8-K for the three months ended September 30, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 1

                             By:     FIRST CAPITAL FINANCIAL CORPORATION
                                     MANAGING GENERAL PARTNER

Date:  November 10, 1999     By:     /s/     DOUGLAS CROCKER II
       -----------------             -------------------------------------
                                             DOUGLAS CROCKER II
                                     President and Chief Executive Officer

Date:  November 10, 1999     By:     /s/     NORMAN M. FIELD
       -----------------             -------------------------------------
                                             NORMAN M. FIELD
                                     Vice President - Finance and Treasurer