Form 10-K405
period 1999-12-31
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 1
filed 2000-03-29
CIK 730212

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549-1004

                                ----------------

                                   FORM 10-K

                                ----------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For the fiscal year ended December 31, 1999

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the transition period from        to

  Commission File Number 0-12538

                First Capital Institutional Real Estate, Ltd.-1
             (Exact name of registrant as specified in its charter)

                Florida                                59-2197264
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)               Identification No.)

       Two North Riverside Plaza,
               Suite 700,
           Chicago, Illinois                           60606-2607
    (Address of principal executive                    (Zip Code)
                offices)

       Registrant's telephone number, including area code: (312) 207-0020

        Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: Limited Partnership
                                     Units

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

Exhibit Index--Page A-1


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I

ITEM 1. BUSINESS

The Registrant, First Capital Institutional Real Estate, Ltd.-1 (the "Partnership") is a limited partnership organized in 1982 under the Florida Uniform Limited Partnership Law. The Partnership sold $60,000,000 in Limited Partnership Units (the "Units") to the public from November 1982 through March 1983, pursuant to a Registration Statement on Form S-11 filed with the Securities and Exchange Commission (Registration Statement No. 2-79092). Capitalized terms used in this report have the same meaning as those terms have in the Partnership's Registration Statement.

The business of the Partnership was to invest primarily in existing, improved, income-producing commercial real estate, such as shopping centers, warehouses, office buildings, and, to a lesser extent, in other types of income-producing commercial real estate. From May 1983 to January 1985, the Partnership made six real property investments, including purchases of 50% interests in three joint ventures with an Affiliated partnership. Each of these joint ventures was formed for the purpose of acquiring a 100% interest in certain real property and were operated under the common control of First Capital Financial Corporation (the "Managing General Partner"). During the year ended December 31, 1997, the Partnership sold its remaining four real property investments. The Partnership is monitoring the remediation of an environmental matter at one of the properties sold during 1997. Upon the successful remediation of the environmental matter and resolution of any other post-closing matters, the Partnership will make a liquidating distribution and dissolve.

ITEM 2. PROPERTIES

During the year ended December 31, 1997, the Partnership sold its remaining property investments.

ITEM 3. LEGAL PROCEEDINGS

(a & b) The Partnership was not a party to, nor the subject of, any material pending legal proceedings, nor were any such proceedings terminated during the quarter ended December 31, 1999. Ordinary routine legal matters incidental to the business which were not deemed material were pursued during the quarter ended December 31, 1999.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a,b,c & d) None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S EQUITY AND RELATED SECURITY HOLDER MATTERS

There has not been, nor is there expected to be, a public market for Units.

As of March 1, 2000, there were 7,805 Holders of Units.

ITEM 6. SELECTED FINANCIAL DATA

                                      For the Years Ended December 31,
                          ---------------------------------------------------------
                             1999       1998       1997        1996        1995
-----------------------------------------------------------------------------------
Total revenues            $  184,200 $  289,600 $ 5,994,200 $ 5,074,600 $ 4,946,700
Net income                $  121,800 $   38,900 $ 3,850,100 $ 1,389,800 $   173,300
Net income allocated to
 Limited Partners         $  120,600 $   38,500 $ 2,790,200 $ 1,478,900 $   276,900
Net income allocated to
 Limited Partners per
 Unit (60,000 Units
 outstanding)             $     2.01 $     0.64 $     46.50 $     24.65 $      4.62
Total assets              $3,955,300 $3,852,800 $12,278,900 $28,137,300 $28,553,900
Distributions to Limited
 Partners per Unit
 (60,000 Units
 outstanding) (a)               None       None $    447.93 $     28.00 $     25.68
Return of capital to
 Limited Partners per
 Unit (60,000 Units
 outstanding) (b)               None       None $    401.43 $      3.35       21.06
Other data: Investment
 in commercial rental
 properties (net of
 accumulated
 depreciation and
 amortization)                  None       None        None $23,837,900 $24,149,000
Number of real property
 interests owned at
 December 31                    None       None        None           4           4
-----------------------------------------------------------------------------------

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

The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by generally accepted accounting principles ("GAAP"):

                                        For the Years Ended December 31,
                          ----------------------------------------------------------------
                             1999         1998          1997         1996         1995
-------------------------------------------------------------------------------------------
Cash Flow (as defined in
 the Partnership
 Agreement) (a)           $   121,800  $    38,900  $  1,614,700  $ 2,533,800  $ 2,443,600
Items of reconciliation:
 Changes in assets and
  liabilities:
 Decrease in current
  assets                                    22,600        44,000       76,700       79,400
 (Decrease) increase in
  current liabilities         (19,300)      (5,000)     (322,500)    (162,600)      85,600
-------------------------------------------------------------------------------------------
Net cash provided by
 operating activities     $   102,500  $    56,500  $  1,336,200  $ 2,447,900  $ 2,608,600
-------------------------------------------------------------------------------------------
Net cash (used for)
 provided by investing
 activities               $(3,727,800) $         0  $ 25,970,300  $(1,132,900) $(1,094,700)
-------------------------------------------------------------------------------------------
Net cash (used for)
 financing activities     $         0  $(8,460,000) $(18,983,000) $(1,643,800) $(1,497,600)
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

One of the Partnership's objectives was to dispose of its properties when market conditions allowed for the achievement of the maximum possible sales price. The Partnership, has substantially completed the disposition phase of its life cycle. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales. Partnership operating results are generally expected to decline as real property interests are sold since the Partnership no longer receives income generated from such real property interests. Through December 31, 1999, the Partnership has sold all of its real property investments.

Operations
The Partnership's property operations for the years ended December 31, 1999 and 1998 were comprised substantially of post-closing matters related to properties sold during 1997.

Comparison of the year ended December 31, 1999 to the year ended December 31, 1998.
Net income increased by $82,900 for the year ended December 31, 1999 when compared to the year ended December 31, 1998. The increase was primarily due to the 1998 recognition of a tax imposed by the District of Columbia in connection with the sale of Foxhall Square Office Building ("Foxhall"). Partially offsetting the increase was a decrease in interest income due to a decrease in cash available for investment resulting from the distribution of Foxhall Sale Proceeds during 1998.

Comparison of the year ended December 31, 1998 to the year ended December 31, 1997.
Net income decreased by $3,811,200 for the year ended December 31, 1998 when compared to the year ended December 31, 1997. The decrease in net income was primarily due to the effects of the 1997 sales of the Partnership's remaining properties. In addition, the Partnership realized less interest income during the 1998 period as compared to 1997 resulting from a reduction in the amount of cash available for investment. The reduction in cash was primarily the result of the Partnership's 1998 distribution of the proceeds from the sale of Foxhall.

Liquidity and Capital Resources
The decrease in the Partnership's cash position of $3,625,300 for the year ended December 31, 1999 was primarily the result of an increase in investments in debt securities. Liquid assets (including cash, cash equivalents and investments in debt securities) of the Partnership as of December 31, 1999 were comprised of amounts reserved for the Lakewood environmental matter (as hereafter discussed) and Partnership liquidation expenses.

Net cash provided by operating activities for the year ended December 31, 1999 was $102,500, a $46,000 increase when compared to the year ended December 31, 1998. This increase was primarily due to the increase in net income as previously discussed.

Net cash used for investing activities increased by $3,727,800 for the year ended December 31, 1999 when compared to the year ended December 31, 1998. The change was the result of the Partnership utilizing cash reserves to make investments in debt securities during 1999.

Investments in debt securities are a result of the continued extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts while they are held as working capital reserves. These investments are of investment-grade and mature less than one year from their date of purchase.

The Partnership has no financial instruments for which there are significant market risks. Due to the timing of the maturities and the liquid nature of the Partnership's investments in debt securities, the Partnership does not believe that it has material market risk.

The decrease in net cash used for financing activities of $8,460,000 for the year ended December 31, 1999 when compared to the year ended December 31, 1998 was due to the February 28, 1998 distribution of Foxhall Sale Proceeds.

In prior years, the Partnership discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Partnership completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Partnership experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Partnership incurred minimal expenses in connection with remediating its systems. The Partnership is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Partnership will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this report. See page A-1 "Index of Financial Statements, Schedules and Exhibits."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) & (e) DIRECTORS
The Partnership has no directors. First Capital Financial Corporation ("FCFC") is the Managing General Partner. The directors of FCFC, as of March 31, 2000, are shown in the table below. Directors serve for one year or until their successors are elected. The next annual meeting of FCFC will be held in June 2000.

            Name                                                        Office
            ----                                                       --------
       Douglas Crocker II............................................. Director
       Sheli Z. Rosenberg............................................. Director

Douglas Crocker II, 59, has been President and Chief Executive Officer since December 1992 and a Director since January 1993 of the Managing General Partner. Mr. Crocker has been President, Chief Executive Officer and trustee of Equity Residential Properties Trust since March 31, 1993. Mr. Crocker is a member of the Board of Directors of Wellsford Real Properties Inc. and Ventas, Inc. and was a member of the Board of Directors of Horizon Group, Inc. from July 1996 to June 1998. Mr. Crocker was an Executive Vice President of Equity Financial and Management Company ("EFMC") from November 1992 until March 31, 1997.

Sheli Z. Rosenberg, 58, was President and Chief Executive Officer of the Managing General Partner from December 1990 to December 1992 and has been a Director of the Managing General Partner since September 1983; has been vice chairman of Equity Group Investments, LLC ("EGI") since January 2000. From November 1994 until 1999 had been President and Chief Executive Officer of EGI. Ms. Rosenberg has been a Director of Great American Management and Investment Inc. ("Great American") since June 1984 and is a director of various subsidiaries of Great American. She is also a director of Anixter International Inc., Capital Trust Inc., CVS Corporation, Danka Business Systems PLC, Dynergy, Inc., and Manufactured Home Communities, Inc. She is also a trustee of Equity Residential Properties Trust and Equity Office Properties Trust. Ms. Rosenberg was a Principal of Rosenberg & Liebentritt, P.C., ("R&L") from 1980 to September 1997. R&L served as counsel to the Partnership, the Managing General Partner and certain of their Affiliates until its dissolution in 1999.

(b) & (e) EXECUTIVE OFFICERS
The Partnership does not have any executive officers. The executive officers of the Managing General Partner as of March 31, 2000 are shown in the table. All officers are elected to serve for one year or until their successors are elected and qualified.

       Name                                               Office
       ----                                               ------
       Douglas Crocker II................. President and Chief Executive Officer
       Donald J. Liebentritt.............. Vice President
       Norman M. Field.................... Vice President--Finance and Treasurer

PRESIDENT AND CEO-- See Table of Directors above.

Donald J. Liebentritt, 49, has been Vice President of the Managing General Partner since July 1997 and is President of EGI, Vice President and Assistant Secretary of Great American and was Principal and Chairman of the Board of R&L.

Norman M. Field, 51, has been Vice President of Finance and Treasurer of the Managing General Partner since February 1984, and also served as Vice President of Great American from July 1983 until March 1995 and from July 1997 to the present.

(d) FAMILY RELATIONSHIPS

There are no family relationships among any of the foregoing directors and officers.

(f) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

There are no involvements in certain legal proceedings among any of the foregoing directors and officers.

ITEM 11. EXECUTIVE COMPENSATION

(a,b,c & d) As stated in Item 10, the Partnership has no officers or directors. Neither the Managing General Partner, nor any director or officer of the Managing General Partner, received any direct remuneration from the Partnership during the year ended December 31, 1999. However, the Managing General Partner and Affiliates of the Managing General Partner do compensate the directors and officers of the Managing General Partner.

For additional information see Item 13 (a) Certain Relationships and Related Transactions.

(e)None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) As of March 1, 2000 no person of record owned or was known by the Partnership to own beneficially more than 5% of the Partnership's 60,000 Units then outstanding.

(b) The Partnership has no directors or executive officers. As of March 1, 2000, none of the executive officers and directors of First Capital Financial Corporation, the Managing General Partner, owned any Units.

(c)None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) Certain Affiliates of the Managing General Partner were entitled to compensation and reimbursements of approximately $18,400 from the Partnership for personnel, and other miscellaneous services. Services of Affiliates are on terms, which the Managing General Partner believes are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons. As of December 31, 1999, total fees and reimbursements of $3,000 were due to Affiliates.

    In accordance with the Partnership Agreement, subsequent to March 31, 1983, the Termination of the Offering, the General Partners are entitled to 10% of Cash Flow (as defined by the Partnership Agreement) as their Subordinated Partnership Management Fee, provided that Limited Partners first receive specified non-cumulative annual rates of return on their Capital Investment.

    In accordance with the Partnership Agreement, Net Profits (exclusive of depreciation and Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners' Subordinated Partnership Management Fee or 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners, in an amount equal to the aggregate amount of depreciation previously allocated to them; second, to the General Partners and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; third, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and fourth, the balance, if any, to the Limited Partners. Net Losses (exclusive of depreciation and Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. All depreciation is allocated 10% to the General Partners and 90% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners' capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (collectively, the "Excess Balances"), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. The General Partners were not entitled to cash distributions for the year ended December 31, 1999. For the year ended December 31, 1999, the General Partners were allocated Net Profits of $1,200.

(b) Rosenberg & Liebentritt, P.C. ("Rosenberg"), served as legal counsel to the Partnership, the Managing General Partner and certain of their Affiliates. Donald J. Liebentritt, Vice President of the Managing General Partner was a Principal and

   Chairman of the Board of Rosenberg. Compensation for these services were on terms which were fair, reasonable and no less favorable to the Partnership than reasonably could have been obtained from unaffiliated persons. Total legal fees charged by Rosenberg for the year ended December 31, 1999 were $3,000. As of December 31, 1999, there were no fees due to Rosenberg.

(c) No management person is indebted to the Partnership.

(d) None.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a,c & d) (1,2 & 3) See Index of Financial Statements, Schedule and Exhibits on page A-1 of Form 10-K.

(b)Reports on Form 8-K:

There were no reports filed on Form 8-K for the quarter ended December 31, 1999.

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

                                        FIRST CAPITAL INSTITUTIONAL REAL
                                        ESTATE, LTD.-1

                                        BY: FIRST CAPITAL FINANCIAL CORPORATION
                                           MANAGING GENERAL PARTNER

                                                 /s/  DOUGLAS CROCKER II
Dated: March 24, 2000                   By: ____________________________________
                                                   DOUGLAS CROCKER II
                                              President and Chief Executive
                                                         Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        /s/ DOUGLAS CROCKER II           March 24, 2000    President, Chief Executive
______________________________________                      Officer and Director of
          DOUGLAS CROCKER II                                the Managing General
                                                            Partner

        /s/ SHELI Z. ROSENBERG           March 24, 2000    Director of the Managing
______________________________________                      General Partner
          SHELI Z. ROSENBERG

      /s/ DONALD J. LIEBENTRITT          March 24, 2000    Vice President
______________________________________
        DONALD J. LIEBENTRITT

         /s/ NORMAN M. FIELD             March 24, 2000    Vice President--Finance
______________________________________                      and Treasurer
           NORMAN M. FIELD

INDEX OF FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS
FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

                                                                      Pages
------------------------------------------------------------------------------
Report of Independent Auditors                                         A-2
Balance Sheets as of December 31, 1999 and 1998                        A-3
Statements of Partners' Capital for the Years Ended December 31,
 1999, 1998 and 1997                                                   A-3
Statements of Income and Expenses for the Years Ended December 31,
 1999, 1998 and 1997                                                   A-4
Statements of Cash Flows for the Years Ended December 31, 1999,
 1998 and 1997                                                         A-4
Notes to Financial Statements                                       A-5 to A-7
------------------------------------------------------------------------------

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

EXHIBIT (13) Annual Report to Security Holders

The 1998 Annual Report to Limited Partners is being sent under separate cover, not as a filed document and not via EDGAR, for the information of the Commission.

EXHIBIT (27) Financial Data Schedule

REPORT OF INDEPENDENT AUDITORS

Partners
First Capital Institutional Real Estate, Ltd.-1
Chicago, Illinois

We have audited the accompanying balance sheets of First Capital Institutional Real Estate, Ltd.-1 as of December 31, 1999 and 1998, and the related statements of income and expenses, partners' capital and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Institutional Real Estate, Ltd.-1 at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                        Ernst & Young LLP

Chicago, Illinois
February 15, 2000

BALANCE SHEETS
December 31, 1999 and 1998
(All dollars rounded to nearest 00s)

                                                           1999       1998
-----------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                               $  220,800 $3,846,100
Investment in debt securities                            3,727,800
Other assets                                                 6,700      6,700
-----------------------------------------------------------------------------
                                                        $3,955,300 $3,852,800
-----------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses                  $   48,500 $   62,700
 Due to Affiliates                                           3,000      3,000
 Other liabilities                                           2,500      7,600
-----------------------------------------------------------------------------
                                                            54,000     73,300
-----------------------------------------------------------------------------
Partners' capital:
 General Partners                                          613,100    611,900
 Limited Partners (60,000 Units issued and outstanding)  3,288,200  3,167,600
-----------------------------------------------------------------------------
                                                         3,901,300  3,779,500
-----------------------------------------------------------------------------
                                                        $3,955,300 $3,852,800
-----------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the years ended December 31, 1999, 1998 and 1997
(All dollars rounded to nearest 00s)

                                            General     Limited
                                           Partners    Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit) capital, January 1,
 1997                                      $(448,400) $27,214,700  $26,766,300
Net income for the year ended December
 31, 1997                                  1,059,900    2,790,200    3,850,100
Distributions for the year ended December
 31, 1997                                             (26,875,800) (26,875,800)
-------------------------------------------------------------------------------
Partners' capital, December 31, 1997         611,500    3,129,100    3,740,600
Net income for the year ended December
 31, 1998                                        400       38,500       38,900
-------------------------------------------------------------------------------
Partners' capital, December 31, 1998         611,900    3,167,600    3,779,500
Net income for the year ended December
 31, 1999                                      1,200      120,600      121,800
-------------------------------------------------------------------------------
Partners' capital, December 31, 1999       $ 613,100  $ 3,288,200  $ 3,901,300
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

STATEMENTS OF INCOME AND EXPENSES
For the years ended December 31, 1999, 1998 and 1997
(All dollars rounded to nearest 00s except per Unit amounts)

                                                1999     1998       1997
---------------------------------------------------------------------------
Income:
 Rental                                       $        $  9,700  $2,595,600
 Interest                                      184,200  279,900     599,400
 Net gain on sales of property                                    2,799,200
---------------------------------------------------------------------------
                                               184,200  289,600   5,994,200
---------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                                      563,800
 Property operating:
  Affiliates                                            (60,800)    164,500
  Nonaffiliates                                           4,400     511,700
 Real estate taxes                                                  224,100
 Insurance--Affiliate                                                24,600
 Repairs and maintenance                                  5,000     382,600
 General and administrative:
  Affiliates                                    21,400   22,600      23,200
  Nonaffiliates                                 40,700  111,300     142,500
---------------------------------------------------------------------------
                                                62,100   82,500   2,037,000
---------------------------------------------------------------------------
Income before state income tax expense         122,100  207,100   3,957,200
 State income tax expense                          300  168,200     107,100
---------------------------------------------------------------------------
Net Income                                    $121,800 $ 38,900  $3,850,100
---------------------------------------------------------------------------
Net income allocated to General Partners      $  1,200 $    400  $1,059,900
---------------------------------------------------------------------------
Net income allocated to Limited Partners      $120,600 $ 38,500  $2,790,200
---------------------------------------------------------------------------
Net income allocated to Limited Partners per
 Unit (60,000 Units outstanding)              $   2.01 $   0.64  $    46.50
---------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the years ended December 31, 1999, 1998 and 1997
(All dollars rounded to nearest 00s)

                                            1999         1998          1997
--------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                              $   121,800  $    38,900  $  3,850,100
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
  Net gain on sales of property                                      (2,799,200)
  Depreciation and amortization                                         563,800
  Changes in assets and liabilities:
  Decrease in rents receivable                             25,400        34,800
  (Increase) decrease in other assets                      (2,800)        9,200
  (Decrease) increase in accounts
   payable and accrued expenses              (14,200)       2,600      (202,900)
  (Decrease) in due to Affiliates                          (5,200)      (12,300)
  (Decrease) in other liabilities             (5,100)      (2,400)     (107,300)
--------------------------------------------------------------------------------
   Net cash provided by operating
    activities                               102,500       56,500     1,336,200
--------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant
  improvements                                                         (312,200)
 Proceeds from the sales of property                                 25,982,500
 (Increase) decrease in investments in
  debt securities                         (3,727,800)                   300,000
--------------------------------------------------------------------------------
   Net cash (used for) provided by
    investing activities                  (3,727,800)         --     25,970,300
--------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                        (8,460,000)  (18,835,800)
 (Decrease) in security deposits                                       (147,200)
--------------------------------------------------------------------------------
   Net cash (used for) financing
    activities                                   --    (8,460,000)  (18,983,000)
--------------------------------------------------------------------------------
Net (decrease) increase in cash and
 cash equivalents                         (3,625,300)  (8,403,500)    8,323,500
Cash and cash equivalents at the
 beginning of the year                     3,846,100   12,249,600     3,926,100
--------------------------------------------------------------------------------
Cash and cash equivalents at the end of
 the year                                $   220,800  $ 3,846,100  $ 12,249,600
--------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS
December 31, 1999

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

In 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Partnership has one reportable segment as the Partnership is in the disposition phase of its life cycle, wherein it is seeking to resolve post-closing matters relating to properties sold by the Partnership. The adoption of Statement 131 did not affect the results of operations or financial position.

The Partnership Agreement provides that the Partnership will be dissolved on or before December 31, 2013. The Limited Partners, by a majority vote, may dissolve the Partnership at any time.

Accounting policies:
The financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The Partnership utilizes the accrual method of accounting. Under this method, revenues are recorded when earned and expenses are recorded when incurred.

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

Investments in debt securities are comprised of obligations of the United States government and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements, which approximated fair market value. These securities had a maturity of less than one year when purchased.

The Partnership's financial statements include financial instruments, including receivables and trade liabilities. The fair value of all financial instruments, including cash and cash equivalents, was not materially different from their carrying value at December 31, 1999 and 1998.

Certain reclassifications have been made to the previously reported 1998 and 1997 financial statements in order to provide comparability with the 1999 financial statements. These reclassifications have no effect on net income or Partners' capital.

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

In accordance with the Partnership Agreement, Net Profits (exclusive of depreciation and Net Profits from the sale, disposition, or provision for value impairment of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners' Subordinated Partnership Management Fee or 1% of such Net Profits; second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners, in an amount equal to the aggregate amount of depreciation previously allocated to them; second, to the General Partners and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; third, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and fourth, the balance, if any, to the Limited Partners. Net Losses (exclusive of depreciation and Net Losses from the sale, disposition, or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. All depreciation is allocated 10% to the General Partners and 90% to the Limited Partners. Net Losses from the sale, disposition, or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners' capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (collectively, the "Excess Balances"), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition, or provision for value impairment of a Partnership property. The General Partners were not entitled to cash distributions for the years ended December 31, 1999, 1998 and 1997. During the year ended December 31, 1999, the General Partners were allocated Net Profits of $1,200. During the year ended December 31, 1998, the General Partners were allocated Net Profits of $400. During the year ended December 31, 1997, the General Partners were allocated Net Profits of $1,059,900 which included a net gain on the sale of four properties totaling $1,100,100.

Fees and reimbursements paid/(refunded) and payable by the Partnership to Affiliates for the years ended December 31, 1999, 1998 and 1997 were as follows:

                              1999                1998                 1997
                         --------------- ----------------------- ----------------
                          Paid   Payable Paid/(refunded) Payable   Paid   Payable
---------------------------------------------------------------------------------
Property management and
 leasing fees            $  None $ None     $(59,400)    $ None  $163,100 $ None
Reimbursement of
 property insurance
 premiums                   None   None       (1,400)      None    24,600   None
Legal                      3,000   None        7,100       None    86,400  7,500
Reimbursement of
 expenses, at cost:
 --Accounting              8,300  1,100        7,600      1,100    13,100    400
 --Investor
  communication           10,100  1,900       11,400      1,900    10,200    300
---------------------------------------------------------------------------------
                         $21,400 $3,000     $(34,700)    $3,000  $297,400 $8,200
---------------------------------------------------------------------------------

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

5. Environmental matter:

In 1996, the Managing General Partner became aware of the existence of hazardous substances in the soil and groundwater under Lakewood. In connection with the 1997 sale of Lakewood, the purchaser assumed the obligation to remedy the hazardous substances in the manner required by law, which includes, but is not limited to, payment of all costs in connection with the remediation work. In addition, the purchaser provided the Partnership with certain indemnification protection in relation to clean-up costs and related expenses arising from the presence of these hazardous substances. At the present time, the Managing General Partner is unaware of any claims relating to the above-described matter, or any other environmental matter, against the Partnership. During 1998, the purchaser submitted its corrective action plan to the California Regional Water Quality Board (the "Water Board"). The Water Board subsequently approved this plan subject to its review of purchaser's pilot study (the "Pilot Study"). The Plan provided for the recommended method for clean up and the obtaining of regulatory approval upon completion. In February 2000, purchaser reported that the results of the Pilot Study indicated that the plan may not adequately address some of the contamination in the soil below Lakewood. In response, in February 2000, purchaser presented an outline of its alternative plan (the "Alternative Plan") to the Water Board. Purchaser is awaiting final approval from the Water Board to begin implementation of the Alternative Plan. The timing of the completion of the remediation process is contingent upon, among other things, the Water Board's issuance of this approval. Accordingly, there can be no assurance as to the timing of the completion of the remediation process. The Managing General Partner continues to monitor the documentation delivered by the purchaser regarding the purchaser's activities to remedy the hazardous substances at Lakewood.