Form 10-Q
period 2000-03-31
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 1
filed 2000-05-11
CIK 730212

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

                                ---------------

                                   FORM 10-Q

                                ---------------

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  FOR THE PERIOD ENDED MARCH 31, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

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

                                 (312) 207-0020
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 NOT APPLICABLE
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                            March 31,
                              2000     December 31,
                           (Unaudited)     1999
---------------------------------------------------
ASSETS
Cash and cash equivalents  $  230,100   $  220,800
Investments in debt
 securities                 3,727,800    3,727,800
Other assets                    6,900        6,700
---------------------------------------------------
                           $3,964,800   $3,955,300
---------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and
  accrued expenses         $   25,400   $   48,500
 Due to Affiliates                200        3,000
 Other liabilities              2,500        2,500
---------------------------------------------------
                               28,100       54,000
---------------------------------------------------
Partners' capital:
 General Partners             613,500      613,100
 Limited Partners (60,000
  Units issued and
  outstanding)              3,323,200    3,288,200
---------------------------------------------------
                            3,936,700    3,901,300
---------------------------------------------------
                           $3,964,800   $3,955,300
---------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the quarter ended March 31, 2000 (Unaudited) and the year ended December 31, 1999
(All dollars rounded to nearest 00s)

                                                 General   Limited
                                                 Partners  Partners    Total
-------------------------------------------------------------------------------
Partners' capital, January 1, 1999               $611,900 $3,167,600 $3,779,500
Net income for the year ended December 31, 1999     1,200    120,600    121,800
-------------------------------------------------------------------------------
Partners' capital, December 31, 1999              613,100  3,288,200  3,901,300
Net income for the quarter ended March 31, 2000       400     35,000     35,400
-------------------------------------------------------------------------------
Partners' capital, March 31, 2000                $613,500 $3,323,200 $3,936,700
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended March 31, 2000 and 1999
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                            2000    1999
---------------------------------------------------------------------------
Income:
 Interest                                                  $64,600 $44,100
---------------------------------------------------------------------------
Expenses:
 General and administrative:
  Affiliates                                                 2,500   4,700
  Nonaffiliates                                             26,700  (2,100)
---------------------------------------------------------------------------
                                                            29,200   2,600
---------------------------------------------------------------------------
Net income                                                 $35,400 $41,500
---------------------------------------------------------------------------
Net income allocated to General Partners                   $   400 $   400
---------------------------------------------------------------------------
Net income allocated to Limited Partners                   $35,000 $41,100
---------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (60,000
 Units outstanding)                                        $  0.58 $  0.69
---------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 2000 and 1999
(Unaudited)
(All dollars rounded to nearest 00s)

                                                         2000       1999
-----------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                            $ 35,400  $    41,500
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Changes in assets and liabilities:
   (Increase) in other assets                              (200)
   (Decrease) in accounts payable and accrued expenses  (23,100)     (29,000)
   (Decrease) in due to Affiliates                       (2,800)      (1,800)
-----------------------------------------------------------------------------
    Net cash provided by operating activities             9,300       10,700
-----------------------------------------------------------------------------
Cash flows from investing activities:
 (Increase) in investments in debt securities                --   (1,370,000)
-----------------------------------------------------------------------------
    Net cash (used for) investing activities                 --   (1,370,000)
-----------------------------------------------------------------------------
Net cash from financing activities                           --           --
-----------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents      9,300   (1,359,300)
Cash and cash equivalents at the beginning of the
 period                                                 220,800    3,846,100
-----------------------------------------------------------------------------
Cash and cash equivalents at the end of the period     $230,100  $ 2,486,800
-----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2000

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

ACCOUNTING POLICIES:
The Partnership has disposed of its real estate properties. Upon resolution of the environmental matter disclosed in Note 3 and other post closing matters related to the sale of the Partnership's properties, the Partnership will make a liquidating distribution to Partners and dissolve.

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the three months ended March 31, 2000 are not necessarily indicative of the operating results for the year ending December 31, 2000.

Cash equivalents are considered all highly liquid investments with maturity of three months or less when purchased.

Investments in debt securities are comprised of obligations of the United States government and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements which approximated fair value. All of these securities had maturity dates of less than one year from the date purchased.

The Partnership has one reportable segment as the Partnership is in the disposition phase of its life cycle, wherein it is seeking to resolve post-closing matters related to the properties sold by the Partnership.

Reference is made to the Partnership's annual report for the year ended December 31, 1999, for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

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

In accordance with the Partnership Agreement, Net Profits (exclusive of depreciation and Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners' Subordinated Partnership Management Fee or 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners, in an amount equal to the aggregate amount of depreciation previously allocated to them; second, to the General Partners and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; third, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and fourth, the balance, if any, to the Limited Partners. Net Losses (exclusive of depreciation and Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. All depreciation is allocated 10% to the General Partners and 90% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners' capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (collectively, the "Excess Balances"), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. The General Partners were not entitled to cash distributions for the three months ended March 31, 2000 and 1999. For both of the three months ended March 31, 2000 and 1999, the General Partners were allocated Net Profits of $400.

Fees and reimbursements paid and payable by the Partnership to Affiliates as of March 31, 2000 were as follows:

                                     Paid  Payable
--------------------------------------------------
Reimbursement of expenses, at cost
 --Accounting                       $2,700  None
 --Investor communications           2,700  $200
--------------------------------------------------
                                    $5,400  $200
--------------------------------------------------

3. ENVIRONMENTAL MATTER:

In 1996, the Managing General Partner became aware of the existence of hazardous substances in the groundwater under Lakewood Square Shopping Center ("Lakewood"). In connection with the 1997 sale of Lakewood, the purchaser assumed the obligation to remedy the hazardous substances in the manner required by law, which includes, but is not limited to, payment of all costs in connection with the remediation work. In addition, the purchaser provided the Partnership with certain indemnification protection in relation to clean-up costs and related expenses arising from the presence of these hazardous substances. At the present time, the Managing General Partner is unaware of any claims or other matters referred to above against the Partnership. During 1998, the purchaser submitted its corrective action plan (the "Plan") for the site to the California Regional Water Quality Control Board (the "Water Board"). The Plan provided for the recommended method for clean up and the obtaining of regulatory approval upon completion. The Water Board subsequently approved the Plan subject to review of Purchaser's pilot study (the "Pilot Study"). In February 2000, purchaser reported that the results of the Pilot Study indicated that the plan may not adequately address some of the contamination in the soil below Lakewood. In response, in February 2000, purchaser presented an outline of its alternative plan (the "Alternative Plan") to the Water Board. Purchaser is awaiting final approval from the Water Board to begin implementation of the Alternative Plan. The timing of the completion of the remediation process is contingent upon, among other things, the Water Board's issuance of this approval. Accordingly, there can be no assurance as to the timing of the completion of the remediation process. The Managing General Partner continues to monitor the documentation delivered by the purchaser regarding the purchaser's activities to remedy the hazardous substances at Lakewood.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Reference is made to the Partnership's Annual Report for the year ended December 31, 1999 for a discussion of the Partnership's business.

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

OPERATIONS
Net income decreased by $6,100 for the three months ended March 31, 2000 when compared to the three months ended March 31, 1999. The decrease was primarily due to a 1999 adjustment of estimated overhead expenses to actual. This adjustment resulted in lower than expected general and administrative expenses for the quarter ended March 31, 1999. The decrease was partially offset by an increase in interest earned on the Partnership's short-term investments, which was due to an increase in interest rates on the Partnership's short-term investments.

LIQUIDITY AND CAPITAL RESOURCES
The increase in the Partnership's cash position of $9,300 during the three months ended March 31, 2000 was due to net cash provided by operating activities. Liquid assets, including cash, cash equivalents and investments in debt securities, as of March 31, 2000 were comprised of amounts reserved for the Lakewood environmental matter (as hereafter discussed) and Partnership liquidation expenses.

Net cash provided by operating activities decreased by $1,400 for the three months ended March 31, 2000 when compared to the three months ended March 31, 1999. The decrease was primarily the result of the timing of the payment of certain Partnership expenses.

The decrease in net cash used for investing activities of $1,370,000 for the three months ended March 31, 2000 when compared to the three months ended March 31, 1999 was primarily due to an increase in the amount of investments in debt securities made during the first quarter of 1999. Investments in debt securities are a result of the continued extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts while they are held for the Lakewood environmental contingency and Partnership liquidation expenses. These investments are investment-grade and mature less than one year from their date of purchase.

The Partnership has no financial instruments for which there are significant market risks. Due to the timing of the maturities and liquid nature of the Partnership's investments in debt securities, the Partnership does not believe that it has material market risk.

As described in Note 3 of Notes to Financial Statements, the Partnership is awaiting resolution of an environmental matter at Lakewood. The Managing General Partner is continuing to monitor the documentation delivered by the purchaser of Lakewood regarding the purchaser's activities to remedy the hazardous substances at Lakewood. There can be no assurance as to the actual timeframe for the remediation or that it will be completed without cost to the Partnership. As a result of this, it will be necessary for the Partnership to remain in existence. When the environmental matter at Lakewood is satisfactorily remediated, Limited Partners will receive a final liquidating distribution of the remaining cash held by the Partnership, less amounts reserved for administrative expenses and any amounts deemed necessary to resolve, or provide for, any post closing matters.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: None

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K for the three months ended March 31, 2000.

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

                                     FIRST CAPITAL INSTITUTIONAL REAL ESTATE,
                                     LTD.-1

                                     By:  FIRST CAPITAL FINANCIAL CORPORATION
                                        MANAGING GENERAL PARTNER

Date: May 12, 2000                              /s/ DOUGLAS CROCKER II
                                     By: ______________________________________
                                                  DOUGLAS CROCKER II
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: May 12, 2000                                /s/ NORMAN M. FIELD
                                     By: ______________________________________
                                                    NORMAN M. FIELD
                                         VICE PRESIDENT--FINANCE AND TREASURER