Form 10-Q
period 2000-06-30
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 1
filed 2000-08-11
CIK 730212

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

  FOR THE PERIOD ENDED JUNE 30, 2000

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

OPERATIONS
Net income increased by $24,200 and $18,100 for the quarter and six months ended June 30, 2000 when compared to the quarter and six months ended June 30, 1999, respectively. The increases were primarily due to an increase in interest earned on the Partnership's short-term investments, which was due to an increase in cash available for investment and higher interest rates earned on those investments. The increase for the six-month period was partially offset by an increase in general and administrative expenses, which was due to a 1999 adjustment of estimated overhead expenses to actual. This adjustment resulted in lower than expected general and administrative expenses for the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES
The increase in the Partnership's cash position of $3,785,200 during the six months ended June 30, 2000 was primarily the result of the maturity of the Partnership's investments in debt securities and net cash provided by operating activities. Liquid assets, including cash and cash equivalents, as of June 30, 2000 were comprised of amounts reserved for the Lakewood environmental contingency (as hereafter discussed) and Partnership liquidation expenses.

Net cash provided by operating activities increased by $39,700 for the six months ended June 30, 2000 when compared to the six months ended June 30, 1999. The increase was primarily due to the increase in net income as previously discussed. The increase was also due to the timing of the payment of certain Partnership expenses.

Net cash (used for) provided by investing activities changed from $(998,100) for the six months ended June 30, 1999 to $3,727,800 for the six months ended June 30, 2000. The change was primarily due to the maturity of the Partnership's investments in debt securities during 2000. Investments in debt securities is a result of the continued extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts while they are held for the Lakewood environmental contingency and Partnership liquidation expenses. These investments are investment-grade and mature less than one year from their date of purchase.

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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                            June 30,
                              2000     December 31,
                           (Unaudited)     1999
---------------------------------------------------
ASSETS
Cash and cash equivalents  $4,006,000   $  220,800
Investments in debt
 securities                              3,727,800
Other assets                    6,900        6,700
---------------------------------------------------
                           $4,012,900   $3,955,300
---------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and
  accrued expenses         $   39,200   $   48,500
 Due to Affiliates                400        3,000
 Other liabilities              2,500        2,500
---------------------------------------------------
                               42,100       54,000
---------------------------------------------------
Partners' capital:
 General Partners             613,800      613,100
 Limited Partners (60,000
  Units issued and
  outstanding)              3,357,000    3,288,200
---------------------------------------------------
                            3,970,800    3,901,300
---------------------------------------------------
                           $4,012,900   $3,955,300
---------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the Six Months Ended June 30, 2000 (Unaudited) and the Year Ended December 31, 1999
(All dollars rounded to nearest 00s)

                    General   Limited
                    Partners  Partners    Total
--------------------------------------------------
Partners' capital,
 January 1, 1999    $611,900 $3,167,600 $3,779,500
Net income for the
 year ended
 December 31, 1999     1,200    120,600    121,800
--------------------------------------------------
Partners' capital,
 December 31, 1999   613,100  3,288,200  3,901,300
Net income for the
 six months ended
 June 30, 2000           700     68,800     69,500
--------------------------------------------------
Partners' capital,
 June 30, 2000      $613,800 $3,357,000 $3,970,800
--------------------------------------------------

    The accompanying notes are an integral part of the financial statements

STATEMENTS OF INCOME AND EXPENSES
For the Quarters Ended June 30, 2000 and 1999
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                            2000    1999
--------------------------------------------------------------------------
Income:
 Interest                                                  $59,700 $45,000
--------------------------------------------------------------------------
Expenses:
 General and administrative:
  Affiliates                                                 2,700   4,500
  Nonaffiliates                                             22,200  30,300
--------------------------------------------------------------------------
                                                            24,900  34,800
--------------------------------------------------------------------------
Income before state income tax expense                      34,800  10,200
 State income tax expense                                      700     300
--------------------------------------------------------------------------
Net income                                                 $34,100 $ 9,900
--------------------------------------------------------------------------
Net income allocated to General Partners                   $   300 $   100
--------------------------------------------------------------------------
Net income allocated to Limited Partners                   $33,800 $ 9,800
--------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (60,000
 Units outstanding)                                        $  0.56 $  0.16
--------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the Six Months Ended June 30, 2000 and 1999
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                             2000    1999
---------------------------------------------------------------------------
Income:
 Interest                                                  $124,300 $89,100
---------------------------------------------------------------------------
Expenses:
 General and administrative:
  Affiliates                                                  5,200   9,200
  Nonaffiliates                                              48,900  28,200
---------------------------------------------------------------------------
                                                             54,100  37,400
---------------------------------------------------------------------------
Income before state income tax expense                       70,200  51,700
 State income tax expense                                       700     300
---------------------------------------------------------------------------
Net income                                                 $ 69,500 $51,400
---------------------------------------------------------------------------
Net income allocated to General Partners                   $    700 $   500
---------------------------------------------------------------------------
Net income allocated to Limited Partners                   $ 68,800 $50,900
---------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (60,000
 Units outstanding)                                        $   1.15 $  0.85
---------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2000 and 1999
(Unaudited)
(All dollars rounded to nearest 00s)

                                                             2000        1999
---------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                               $   69,500  $   51,400
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Changes in assets and liabilities:
   (Increase) in other assets                                   (200)
   (Decrease) in accounts payable and accrued expenses        (9,300)    (25,300)
   (Decrease) in due to Affiliates                            (2,600)       (900)
   (Decrease) in other liabilities                                --      (7,500)
---------------------------------------------------------------------------------
    Net cash provided by operating activities                 57,400      17,700
---------------------------------------------------------------------------------
Cash flows from investing activities:
 Decrease (increase) in investments in debt securities     3,727,800    (998,100)
---------------------------------------------------------------------------------
    Net cash provided by (used for) investing activities   3,727,800    (998,100)
---------------------------------------------------------------------------------
    Net cash from financing activities                            --          --
---------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents       3,785,200    (980,400)
---------------------------------------------------------------------------------
Cash and cash equivalents at the beginning of the period     220,800   3,846,100
---------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period        $4,006,000  $2,865,700
---------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2000

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and six months ended June 30, 2000 are not necessarily indicative of the operating results for the year ending December 31, 2000.

Cash equivalents are considered all highly liquid investments with maturity of three months or less when purchased.

Investments in debt securities are comprised of obligations of the Untied States government and are classified as held-to-maturity. These investments were carried at their amortized cost basis in the financial statements, which approximated fair value. All of these securities had maturities of less than one year when purchased.

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

In accordance with the Partnership Agreement, Net Profits (exclusive of depreciation and Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners' Subordinated Partnership Management Fee or 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners, in an amount equal to the aggregate amount of depreciation previously allocated to them; second, to the General Partners and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; third, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and fourth, the balance, if any, to the Limited Partners. Net Losses (exclusive of depreciation and Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. All depreciation is allocated 10% to the General Partners and 90% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners' capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (collectively, the "Excess Balances"), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. The General Partners were not entitled to a Subordinated Partnership Management Fee for the quarters and six months ended June 30, 2000 and 1999. For the quarter and six months ended June 30, 2000 the General Partners were allocated Net Profits of $300 and $700, respectively. For the quarter and six months ended June 30, 1999 the General Partners were allocated Net Profits of $100 and $500, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and six months ended June 30, 2000 were as follows:

                                           Paid
                                    ------------------
                                    Quarter Six Months Payable
--------------------------------------------------------------
Reimbursement of expenses, at cost
 --Accounting                       $  700    $3,400    $None
 --Investor communications           1,800     4,500      400
--------------------------------------------------------------
                                    $2,500    $7,900    $ 400
--------------------------------------------------------------

3. ENVIRONMENTAL MATTER:

In 1996, the Managing General Partner became aware of the existence of hazardous substances in the groundwater under Lakewood Square Shopping Center ("Lakewood"). In connection with the 1997 sale of Lakewood, the purchaser assumed the obligation to remedy the hazardous substances in the manner required by law, which includes, but is not limited to, payment of all costs in connection with the remediation work. In addition, the purchaser provided the Partnership with certain indemnification protection in relation to clean-up costs and related expenses arising from the presence of these hazardous substances. At the present time, the Managing General Partner is unaware of any claims or other matters referred to above against the Partnership. As more fully described in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999, the purchaser provided the California Regional Water Quality Control Board (the "Water Board") with its corrective action plan (the "Plan") for the clean up of the site. The Water Board's recommended modifications to the Plan have been implemented. Currently, the purchaser is monitoring to determine the extent of the contamination of the groundwater at the site. Upon determination of the groundwater concentrations, the purchaser will submit a revised plan to the Water Board and request its approval. The timing of the completion of the remediation process is contingent upon, among other things, the Water Board's issuance of this approval. Accordingly, there can be no assurance as to the timing of the completion of the remediation process. The Managing General Partner continues to monitor the documentation delivered by the purchaser regarding the purchaser's activities to remedy the hazardous substances at Lakewood.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits: None

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K for the three months ended June 30, 2000.

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

                                     FIRST CAPITAL INSTITUTIONAL REAL ESTATE,
                                     LTD.-1

                                     By: FIRST CAPITAL FINANCIAL CORPORATION
                                         MANAGING GENERAL PARTNER

                                                 /s/ DOUGLAS CROCKER II
Date: August 14, 2000                By: ______________________________________
                                                   DOUGLAS CROCKER II
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                                  /s/ NORMAN M. FIELD
Date: August 14, 2000                By: ______________________________________
                                                    NORMAN M. FIELD
                                         VICE PRESIDENT--FINANCE AND TREASURER