Form 10-Q
period 2000-09-30
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 1
filed 2000-11-13
CIK 730212

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

FOR THE PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

FOR THE TRANSITION PERIOD FROM   TO

COMMISSION FILE NUMBER 0-12538

                FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.-1
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                FLORIDA                                59-2197264
    (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

       TWO NORTH RIVERSIDE PLAZA,                        60606-2607
               SUITE 600,                              (ZIP CODE)
           CHICAGO, ILLINOIS
    (ADDRESS OF PRINCIPAL EXECUTIVE
                OFFICES)

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

OPERATIONS
Net income increased by $15,100 and $33,200 for the quarter and nine months ended September 30, 2000 when compared to the quarter and nine months ended September 30, 1999, respectively. The increases were primarily due to an increase in interest earned on the Partnership's short-term investments, which was due to an increase in interest rates earned and to a lesser extent, cash available for investment. The increase for the nine-month period was partially offset by an increase in general and administrative expenses, which was due to a 1999 adjustment of estimated overhead expenses to actual. This adjustment resulted in lower than expected general and administrative expenses for the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES
The increase in the Partnership's cash position of $73,600 during the nine months ended September 30, 2000 was primarily the result of net cash provided by operating activities. The increase was partially offset by an increase in investments in debt securities. Liquid assets, including cash, cash equivalents and investments in debt securities, as of September 30, 2000 were comprised of amounts reserved for the Lakewood environmental contingency (as hereafter discussed) and Partnership liquidation expenses.

Net cash provided by operating activities increased by $37,100 for the nine months ended September 30, 2000 when compared to the nine months ended September 30, 1999. The increase was primarily due to the increase in net income as previously discussed. The increase was also due to the timing of the payment of certain Partnership expenses.

Net cash used for investing activities increased by $17,600 for the nine months ended September 30, 2000 when compared to the nine months ended September 30, 1999. The increase was primarily due to the net increase in investments in debt securities made during the 2000 period as compared to no change during the comparable 1999 period. Investments in debt securities is a result of the continued extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts while they are held for the Lakewood environmental contingency and Partnership liquidation expenses. These investments are investment-grade and mature less than one year from their date of purchase.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
STATEMENTS OF PARTNERS' CAPITAL
For the Nine Months Ended September 30, 2000 (Unaudited) and the Year Ended December 31, 1999
(All dollars rounded to nearest 00s)

                                                 General   Limited
                                                 Partners  Partners    Total
-------------------------------------------------------------------------------
Partners' capital, January 1, 1999               $611,900 $3,167,600 $3,779,500
Net income for the year ended December 31, 1999     1,200    120,600    121,800
-------------------------------------------------------------------------------
Partners' capital, December 31, 1999              613,100  3,288,200  3,901,300
Net income for the nine months ended
 September 30, 2000                                 1,100    107,300    108,400
-------------------------------------------------------------------------------
Partners' capital, September 30, 2000            $614,200 $3,395,500 $4,009,700
-------------------------------------------------------------------------------

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                           September 30,
                                               2000      December 31,
                                            (Unaudited)      1999
---------------------------------------------------------------------
ASSETS
Cash and cash equivalents                   $  294,400    $  220,800
Investment in debt securities                3,745,400     3,727,800
Other assets                                     6,900         6,700
---------------------------------------------------------------------
                                            $4,046,700    $3,955,300
---------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses      $   33,600    $   48,500
 Due to Affiliates                                 900         3,000
 Other liabilities                               2,500         2,500
---------------------------------------------------------------------
                                                37,000        54,000
---------------------------------------------------------------------
Partners' capital:
 General Partners                              614,200       613,100
 Limited Partners (60,000 Units issued and
  outstanding)                               3,395,500     3,288,200
---------------------------------------------------------------------
                                             4,009,700     3,901,300
---------------------------------------------------------------------
                                            $4,046,700    $3,955,300
---------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

STATEMENTS OF INCOME AND EXPENSES
For the Quarters Ended September 30, 2000 and 1999
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                            2000    1999
--------------------------------------------------------------------------
Income:
 Interest                                                  $63,100 $49,100
--------------------------------------------------------------------------
                                                            63,100  49,100
--------------------------------------------------------------------------
Expenses:
 General and administrative:
  Affiliates                                                 1,400   5,000
  Nonaffiliates                                             22,800  20,300
--------------------------------------------------------------------------
                                                            24,200  25,300
--------------------------------------------------------------------------
Net income                                                 $38,900 $23,800
--------------------------------------------------------------------------
Net income allocated to General Partners                   $   400 $   300
--------------------------------------------------------------------------
Net income allocated to Limited Partners                   $38,500 $23,500
--------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (60,000
 Units outstanding)                                        $  0.64 $  0.39
--------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the Nine Months Ended September 30, 2000 and 1999
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                             2000     1999
----------------------------------------------------------------------------
Income:
 Interest                                                  $187,400 $138,200
----------------------------------------------------------------------------
                                                            187,400  138,200
----------------------------------------------------------------------------
Expenses:
 General and administrative:
  Affiliates                                                  6,600   14,200
  Nonaffiliates                                              71,700   48,500
----------------------------------------------------------------------------
                                                             78,300   62,700
----------------------------------------------------------------------------
Income before state income tax expense                      109,100   75,500
 State income tax expense                                       700      300
----------------------------------------------------------------------------
Net income                                                 $108,400 $ 75,200
----------------------------------------------------------------------------
Net income allocated to General Partners                   $  1,100 $    800
----------------------------------------------------------------------------
Net income allocated to Limited Partners                   $107,300 $ 74,400
----------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (60,000
 Units outstanding)                                        $   1.79 $   1.24
----------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2000 and 1999
(Unaudited)
(All dollars rounded to nearest 00s)

                                                            2000       1999
-------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                               $108,400  $   75,200
 Adjustments to reconcile net income to net cash provided
  by operating activities:
  Changes in assets and liabilities:
   (Increase) in other assets                                 (200)
   (Decrease) in accounts payable and accrued expenses     (14,900)    (14,500)
   (Decrease) in due to Affiliates                          (2,100)     (1,500)
   (Decrease) in other liabilities                                      (5,100)
-------------------------------------------------------------------------------
    Net cash provided by operating activities               91,200      54,100
-------------------------------------------------------------------------------
Cash flows from investing activities:
 (Increase) in investments in debt securities, net         (17,600)
-------------------------------------------------------------------------------
    Net cash (used for) investing activities               (17,600)         --
-------------------------------------------------------------------------------
Cash flows from financing activities:
-------------------------------------------------------------------------------
    Net cash provided by financing activities                   --          --
-------------------------------------------------------------------------------
Net increase in cash and cash equivalents                   73,600      54,100
-------------------------------------------------------------------------------
Cash and cash equivalents at the beginning of the period   220,800   3,846,100
-------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period        $294,400  $3,900,200
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 2000

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and nine months ended September 30, 2000 are not necessarily indicative of the operating results for the year ending December 31, 2000.

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

In accordance with the Partnership Agreement, Net Profits (exclusive of depreciation and Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners' Subordinated Partnership Management Fee or 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners, in an amount equal to the aggregate amount of depreciation previously allocated to them; second, to the General Partners and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; third, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and fourth, the balance, if any, to the Limited Partners. Net Losses (exclusive of depreciation and Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. All depreciation is allocated 10% to the General Partners and 90% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners' capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (collectively, the "Excess Balances"), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. The General Partners were not entitled to a Subordinated Partnership Management Fee for the quarters and nine months ended September 30, 2000 and 1999. For the quarter and nine months ended September 30, 2000, the General Partners were allocated Net Profits of $400 and $1,100, respectively. For the quarter and nine months ended September 30, 1999 the General Partners were allocated Net Profits of $300 and $800, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and nine months ended September 30, 2000 were as follows:

                                           Paid
                                    -------------------
                                    Quarter Nine Months Payable
---------------------------------------------------------------
Reimbursement of expenses, at cost
 --Accounting                        $ --     $3,400     $None
 --Investor communications            900      5,400       900
---------------------------------------------------------------
                                     $900     $8,800     $ 900
---------------------------------------------------------------

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: None

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K for the three months ended September 30, 2000.

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

                                     FIRST CAPITAL INSTITUTIONAL REAL ESTATE,
                                     LTD.-1

                                     By: FIRST CAPITAL FINANCIAL CORPORATION
                                         MANAGING GENERAL PARTNER

                                                 /s/ DOUGLAS CROCKER II
Date: November 14, 2000              By: ______________________________________
                                                   DOUGLAS CROCKER II
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                                  /s/ NORMAN M. FIELD
Date: November 14, 2000              By: ______________________________________
                                                    NORMAN M. FIELD
                                         VICE PRESIDENT--FINANCE AND TREASURER

8