Form 10-K405
period 2000-12-31
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 1
filed 2001-03-26
CIK 730212

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

                                ---------------

                                   FORM 10-K

                                ---------------

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
   OF 1934

  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

       TWO NORTH RIVERSIDE PLAZA,
               SUITE 600,
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

ITEM 3. LEGAL PROCEEDINGS

(a & b) The Partnership was not a party to, nor the subject of, any material pending legal proceedings, nor were any such proceedings terminated during the quarter ended December 31, 2000. Ordinary routine legal matters incidental to the business which were not deemed material were pursued during the quarter ended December 31, 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a, b, c & d) None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S EQUITY AND RELATED SECURITY HOLDER MATTERS

There has not been, nor is there expected to be, a public market for Units.

As of March 1, 2001, there were 7,082 Holders of Units.

ITEM 6. SELECTED FINANCIAL DATA

                                      For the Years Ended December 31,
                          --------------------------------------------------------
                             2000       1999       1998       1997        1996
----------------------------------------------------------------------------------
Total revenues            $  252,300 $  184,200 $  289,600 $ 5,994,200 $ 5,074,600
Net income                $  148,000 $  121,800 $   38,900 $ 3,850,100 $ 1,389,800
Net income allocated to
 Limited Partners         $  146,500 $  120,600 $   38,500 $ 2,790,200 $ 1,478,900
Net income allocated to
 Limited Partners per
 Unit (60,000 Units
 outstanding)             $     2.44 $     2.01 $     0.64 $     46.50 $     24.65
Total assets              $4,084,300 $3,955,300 $3,852,800 $12,278,900 $28,137,300
Distributions to Limited
 Partners per Unit
 (60,000 Units
 outstanding) (a)               None       None       None $    447.93 $     28.00
Return of capital to
 Limited Partners per
 Unit (60,000 Units
 outstanding) (b)               None       None       None $    401.43 $      3.35
OTHER DATA:
Investment in commercial
 rental properties (net
 of accumulated
 depreciation and
 amortization)                  None       None       None        None $23,837,900
Number of real property
 interests owned at
 December 31                    None       None       None        None           4
----------------------------------------------------------------------------------

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

The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by accounting principles generally accepted in the United States ("GAAP"):

                                       For the Years Ended December 31,
                          ---------------------------------------------------------------
                             2000        1999         1998          1997         1996
------------------------------------------------------------------------------------------
Cash Flow (as defined in
 the Partnership
 Agreement) (a)           $  148,000  $   121,800  $    38,900  $  1,614,700  $ 2,533,800
Items of reconciliation:
Changes in assets and
 liabilities:
Decrease in current
 assets                        6,500                    22,600        44,000       76,700
(Decrease) in current
 liabilities                 (19,000)     (19,300)      (5,000)     (322,500)    (162,600)
------------------------------------------------------------------------------------------
Net cash provided by
 operating activities     $  135,500  $   102,500  $    56,500  $  1,336,200  $ 2,447,900
------------------------------------------------------------------------------------------
Net cash provided by
 (used for) investing
 activities               $3,727,800  $(3,727,800) $         0  $ 25,970,300  $(1,132,900)
------------------------------------------------------------------------------------------
Net cash (used for)
 financing activities     $        0  $         0  $(8,460,000) $(18,983,000) $(1,643,800)
------------------------------------------------------------------------------------------

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

The above selected financial data should be read in conjunction with the financial statements and the related notes appearing on pages A-1 through A-10 in this report.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Partnership, is in the disposition phase of its life cycle. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales. Partnership operating results are generally expected to decline as real property interests are sold since the Partnership no longer receives income generated from such real property interests. The Partnership has sold all of its real property investments.

OPERATIONS
The Partnership's property operations for the years ended December 31, 2000 and 1999 were comprised substantially of post-closing matters related to properties sold.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2000 TO THE YEAR ENDED DECEMBER 31, 1999.
Net income increased by $26,200 for the year ended December 31, 2000 when compared to the year ended December 31, 1999. The increase was primarily due to the increase in interest earned on the Partnership's short-term investments, which was due to an increase in interest rates earned and to a lesser extent, cash available for investment. The increase was partially offset by an increase in general and administrative expenses, which was due to a 1999 adjustment of estimated overhead expenses to actual. This adjustment resulted in lower than expected general and administrative expenses for the year ended December 31, 1999.

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

LIQUIDITY AND CAPITAL RESOURCES
The increase in the Partnership's cash position of $3,863,300 for the year ended December 31, 2000 was primarily the result of the maturity of the Partnership's investments in debt securities. Liquid assets (including cash and cash equivalents) of the Partnership as of December 31, 2000 were comprised of amounts reserved for the Lakewood environmental matter (as hereafter discussed) and Partnership liquidation expenses.

Net cash provided by operating activities for the year ended December 31, 2000 was $135,500, a $33,000 increase when compared to the year ended December 31, 1999. This increase was primarily due to the increase in net income as previously discussed.

The change in net cash provided by (used for) investing activities was the result of the Partnership utilizing cash reserves to make investments in debt securities during 1999 and the subsequent maturity of those investments during 2000.

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

As described in Note 4 of Notes to Financial Statements, the Partnership is awaiting resolution of an environmental matter at Lakewood. The Managing General Partner is continuing to monitor the documentation delivered by the purchaser of Lakewood regarding the purchaser's activities to remedy the hazardous substances at Lakewood. There can be no assurance as to the actual timeframe for the remediation or that it will be completed without cost to the Partnership. As a result of this, together with other potential post closing matters related to the Partnership's properties, it will be necessary for the Partnership to remain in existence. When the environmental matter at Lakewood is satisfactorily remediated, Limited Partners will receive a final liquidating distribution of the remaining cash held by the Partnership, less amounts reserved for administrative expenses and any amounts deemed necessary to resolve, or provide for, any post closing matters.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this report. See page A-1 "Index of Financial Statements, Schedules and Exhibits."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(A) & (E) DIRECTORS

The Partnership has no directors. First Capital Financial LLC ("FCFC") (formerly known as First Capital Financial Corporation) is the Managing General Partner. The directors of FCFC, as of March 1, 2001, are shown in the table below. Directors serve for one year or until their successors are elected. The next annual meeting of FCFC will be held in June 2001.

          NAME                                                           OFFICE
          ----                                                           ------
       Douglas Crocker II.............................................. Director
       Donald J. Liebentritt........................................... Director

Douglas Crocker II, 60, has been President and Chief Executive Officer since December 1992 and a Director since January 1993 of the Managing General Partner. Mr. Crocker has been President, Chief Executive Officer and trustee of Equity Residential Properties Trust since March 31, 1993. Mr. Crocker is a member of the Board of Directors of Wellsford Real Properties Inc. and Ventas, Inc. and was a member of the Board of Directors of Horizon Group, Inc. from July 1996 to June 1998. Mr. Crocker was an Executive Vice President of Equity Financial and Management Company ("EFMC") from November 1992 until March 31, 1997.

Donald J. Liebentritt, 50, has been Vice President of the Managing General Partner since July 1997 and a Director since May 2000 and is President of Equity Group Investments, LLC, Vice President and Assistant Secretary of Great American Management and Investment Inc. ("Great American") and was Principal and Chairman of the Board of Rosenberg and Liebentritt P.C. until its dissolution in 1999. Mr. Liebentritt has also been a director of Davel Communications, Inc. since November 2000.

(B) & (E) EXECUTIVE OFFICERS

The Partnership does not have any executive officers. The executive officers of the Managing General Partner as of March 1, 2001 are shown in the table. All officers are elected to serve for one year or until their successors are elected and qualified.

          NAME                                            OFFICE
          ----                                            ------
       Douglas Crocker II................. President and Chief Executive Officer
       Donald J. Liebentritt.............. Vice President
       Norman M. Field.................... Vice President--Finance and Treasurer

PRESIDENT AND CEO--See Table of Directors above.

VICE PRESIDENT--See Table of Directors above.

Norman M. Field, 52, has been Vice President of Finance and Treasurer of the Managing General Partner since February 1984, and also served as Vice President of Great American from July 1983 until March 1995 and from July 1997 until November 2000.

(D) FAMILY RELATIONSHIPS

There are no family relationships among any of the foregoing directors and officers.

(F) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

There are no involvements in certain legal proceedings among any of the foregoing directors and officers.

ITEM 11. EXECUTIVE COMPENSATION

(a, b, c & d) As stated in Item 10, the Partnership has no officers or directors. Neither the Managing General Partner, nor any director or officer of the Managing General Partner, received any direct remuneration from the Partnership during the year ended December 31, 2000. However, the Managing General Partner and Affiliates of the Managing General Partner do compensate the directors and officers of the Managing General Partner.

For additional information see Item 13 (a) Certain Relationships and Related Transactions.

(e)None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) As of March 1, 2001 no person of record owned or was known by the Partnership to own beneficially more than 5% of the Partnership's 60,000 Units then outstanding.

(b) The Partnership has no directors or executive officers. As of March 1, 2001, none of the executive officers and directors of the Managing General Partner, owned any Units.

(c) None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) Certain Affiliates of the Managing General Partner were entitled to compensation and reimbursements of approximately $8,200 from the Partnership for investor communications, accounting and other miscellaneous services. Services of Affiliates are on terms, which the Managing General Partner believes are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons. As of December 31, 2000, total fees and reimbursements of $1,200 were due to Affiliates.

  In accordance with the Partnership Agreement, subsequent to March 31, 1983, the Termination of the Offering, the General Partners are entitled to 10% of Cash Flow (as defined by the Partnership Agreement) as their Subordinated Partnership Management Fee, provided that Limited Partners first receive specified non-cumulative annual rates of return on their Capital Investment.

  In accordance with the Partnership Agreement, Net Profits (exclusive of depreciation and Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners' Subordinated Partnership Management Fee or 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners, in an amount equal to the aggregate amount of depreciation previously allocated to them; second, to the General Partners and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; third, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and fourth, the balance, if any, to the Limited Partners. Net Losses (exclusive of depreciation and Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. All depreciation is allocated 10% to the General Partners and 90% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners' capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (collectively, the "Excess Balances"), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. The General Partners were not entitled to cash distributions for the year ended December 31, 2000. For the year ended December 31, 2000, the General Partners were allocated Net Profits of $1,500.

(b) None.

(c) No management person is indebted to the Partnership.

(d) None.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a, c & d) (1, 2 & 3) See Index of Financial Statements, Schedule and Exhibits on page A-1 of Form 10-K.

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K for the quarter ended December 31, 2000.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                        FIRST CAPITAL INSTITUTIONAL REAL
                                        ESTATE, LTD.-1

                                        BY: FIRST CAPITAL FINANCIAL LLC
                                            MANAGING GENERAL PARTNER

Dated: March 23, 2001                            /s/ DOUGLAS CROCKER II
                                        By: ____________________________________
                                                   DOUGLAS CROCKER II
                                              PRESIDENT AND CHIEF EXECUTIVE
                                                         OFFICER

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

        /s/ DOUGLAS CROCKER II           March 23, 2001    President, Chief Executive
______________________________________                      Officer and Director of
          DOUGLAS CROCKER II                                the Managing General
                                                            Partner

      /s/ DONALD J. LIEBENTRITT          March 23, 2001    Vice President and
______________________________________                      Director of the Managing
        DONALD J. LIEBENTRITT                               General Partner

         /s/ NORMAN M. FIELD             March 23, 2001    Vice President--Finance
______________________________________                      and Treasurer
           NORMAN M. FIELD

INDEX OF FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS
FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

                                                        Pages
----------------------------------------------------------------
Report of Independent Auditors                           A-2
Balance Sheets as of December 31, 2000 and 1999          A-3
Statements of Partners' Capital for the Years Ended
 December 31, 2000, 1999 and 1998                        A-4
Statements of Income and Expenses for the Years
 Ended December 31, 2000, 1999 and 1998                  A-5
Statements of Cash Flows for the Years Ended
 December 31, 2000, 1999 and 1998                        A-6
Notes to Financial Statements                        A-7 to A-10
----------------------------------------------------------------

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

EXHIBIT (13) Annual Report to Security Holders

The 1999 Annual Report to Limited Partners is being sent under separate cover, not as a filed document and not via EDGAR, for the information of the Commission.

REPORT OF INDEPENDENT AUDITORS

Partners
First Capital Institutional Real Estate, Ltd.-1
Chicago, Illinois

We have audited the accompanying balance sheets of First Capital Institutional Real Estate, Ltd.-1 as of December 31, 2000 and 1999, and the related statements of income and expenses, partners' capital and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Institutional Real Estate, Ltd.-1 at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                     Ernst & Young LLP

Chicago, Illinois
January 30, 2001

BALANCE SHEETS
December 31, 2000 and 1999
(All dollars rounded to nearest 00s)

                                                           2000       1999
-----------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                               $4,084,100 $  220,800
Investment in debt securities                                       3,727,800
Other assets                                                   200      6,700
-----------------------------------------------------------------------------
                                                        $4,084,300 $3,955,300
-----------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses                  $   31,400 $   48,500
 Due to Affiliates                                           1,200      3,000
 Other liabilities                                           2,400      2,500
-----------------------------------------------------------------------------
                                                            35,000     54,000
-----------------------------------------------------------------------------
Partners' capital:
 General Partners                                          614,600    613,100
 Limited Partners (60,000 Units issued and outstanding)  3,434,700  3,288,200
-----------------------------------------------------------------------------
                                                         4,049,300  3,901,300
-----------------------------------------------------------------------------
                                                        $4,084,300 $3,955,300
-----------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the years ended December 31, 2000, 1999 and 1998
(All dollars rounded to nearest 00s)

                                                 General   Limited
                                                 Partners  Partners    Total
-------------------------------------------------------------------------------
Partners' capital, January 1, 1998               $611,500 $3,129,100 $3,740,600
Net income for the year ended December 31, 1998       400     38,500     38,900
-------------------------------------------------------------------------------
Partners' capital, December 31, 1998              611,900  3,167,600  3,779,500
Net income for the year ended December 31, 1999     1,200    120,600    121,800
-------------------------------------------------------------------------------
Partners' capital, December 31, 1999              613,100  3,288,200  3,901,300
Net income for the year ended December 31, 2000     1,500    146,500    148,000
-------------------------------------------------------------------------------
Partners' capital, December 31, 2000             $614,600 $3,434,700 $4,049,300
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the years ended December 31, 2000, 1999 and 1998
(All dollars rounded to nearest 00s except per Unit amounts)

                                                     2000     1999     1998
------------------------------------------------------------------------------
Income:
 Interest                                          $252,300 $184,200 $279,900
 Rental                                                                 9,700
------------------------------------------------------------------------------
                                                    252,300  184,200  289,600
------------------------------------------------------------------------------
Expenses:
 Property operating:
  Affiliates                                                          (60,800)
  Nonaffiliates                                                         4,400
 Repairs and maintenance                                                5,000
 General and administrative:
  Affiliates                                          8,200   21,400   22,600
  Nonaffiliates                                      95,400   40,700  111,300
------------------------------------------------------------------------------
                                                    103,600   62,100   82,500
------------------------------------------------------------------------------
Income before state income tax expense              148,700  122,100  207,100
 State income tax expense                               700      300  168,200
------------------------------------------------------------------------------
Net Income                                         $148,000 $121,800 $ 38,900
------------------------------------------------------------------------------
Net income allocated to General Partners           $  1,500 $  1,200 $    400
------------------------------------------------------------------------------
Net income allocated to Limited Partners           $146,500 $120,600 $ 38,500
------------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (60,000 Units outstanding)                        $   2.44 $   2.01 $   0.64
------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the years ended December 31, 2000, 1999 and 1998
(All dollars rounded to nearest 00s)

                                                2000        1999         1998
----------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                  $  148,000  $   121,800  $    38,900
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Changes in assets and liabilities:
   Decrease in rents receivable                                            25,400
   Decrease (increase) in other assets            6,500                    (2,800)
   (Decrease) increase in accounts payable
    and accrued expenses                        (17,100)     (14,200)       2,600
   (Decrease) in due to Affiliates               (1,800)                   (5,200)
   (Decrease) in other liabilities                 (100)      (5,100)      (2,400)
----------------------------------------------------------------------------------
    Net cash provided by operating
     activities                                 135,500      102,500       56,500
----------------------------------------------------------------------------------
Cash flows from investing activities:
 Decrease (increase) in investments in debt
  securities                                  3,727,800   (3,727,800)
----------------------------------------------------------------------------------
    Net cash provided by (used for)
     investing activities                     3,727,800   (3,727,800)          --
----------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                                        (8,460,000)
----------------------------------------------------------------------------------
    Net cash (used for) financing activities         --           --   (8,460,000)
----------------------------------------------------------------------------------
Net increase (decrease) in cash and cash
 equivalents                                  3,863,300   (3,625,300)  (8,403,500)
Cash and cash equivalents at the beginning
 of the year                                    220,800    3,846,100   12,249,600
----------------------------------------------------------------------------------
Cash and cash equivalents at the end of the
 year                                        $4,084,100  $   220,800  $ 3,846,100
----------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
December 31, 2000

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

The Partnership has disposed of its real estate properties. Upon resolution of the environmental matter disclosed in Note 4 and other post closing matters related to the sale of the Partnership's properties, the Partnership will make a liquidating distribution and dissolve.

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

Cash equivalents are considered all highly liquid investments with a maturity of three months or less when purchased.

Investments in debt securities are comprised of obligations of the United States government and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements, which approximated fair market value. These securities had a maturity of less than one year when purchased.

The Partnership's financial statements include financial instruments, including other assets and trade liabilities. The fair value of all financial instruments, including cash and cash equivalents, was not materially different from their carrying value at December 31, 2000 and 1999.

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

In accordance with the Partnership Agreement, Net Profits (exclusive of depreciation and Net Profits from the sale, disposition, or provision for value impairment of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners' Subordinated Partnership Management Fee or 1% of such Net Profits; second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners, in an amount equal to the aggregate amount of depreciation previously allocated to them; second, to the General Partners and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; third, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and fourth, the balance, if any, to the Limited Partners. Net Losses (exclusive of depreciation and Net Losses from the sale, disposition, or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. All depreciation is allocated 10% to the General Partners and 90% to the Limited Partners. Net Losses from the sale, disposition, or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners' capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (collectively, the "Excess Balances"), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition, or provision for value impairment of a Partnership property. The General Partners were not entitled to cash distributions for the years ended December 31, 2000, 1999 and 1998. During the year ended December 31, 2000, 1999 and 1998 the General Partners were allocated Net Profits of $1,500, $1,200 and $400, respectively.

Fees and reimbursements paid/(refunded) and payable by the Partnership to Affiliates for the years ended December 31, 2000, 1999 and 1998 were as follows:

                              2000            1999                1998
                         --------------- --------------- -----------------------
                          Paid   Payable  Paid   Payable Paid/(refunded) Payable
--------------------------------------------------------------------------------
Property management and
 leasing fees            $  None $ None  $  None $ None     $(59,400)    $ None
Reimbursement of
 property insurance
 premiums                   None   None     None   None       (1,400)      None
Legal                       None   None    3,000   None        7,100       None
Reimbursement of
 expenses, at cost:
 --Accounting              3,400   None    8,300  1,100        7,600      1,100
 --Investor
  communication            6,600  1,200   10,100  1,900       11,400      1,900
--------------------------------------------------------------------------------
                         $10,000 $1,200  $21,400 $3,000     $(34,700)    $3,000
--------------------------------------------------------------------------------

3. STATE INCOME TAX:

State income tax expense for 1998 is comprised substantially of a tax imposed by the District of Columbia, based on taxable income. The 1998 state income tax expense includes a change in estimate of tax due related to the 1997 sales of properties.

4. ENVIRONMENTAL MATTER:

In 1996, the Managing General Partner became aware of the existence of hazardous substances in the soil and groundwater under Lakewood Square Shopping Center ("Lakewood"). In connection with the 1997 sale of Lakewood, the purchaser assumed the obligation to remedy the hazardous substances in the manner required by law, which includes, but is not limited to, payment of all costs in connection with the remediation work. In addition, the purchaser provided the Partnership with certain indemnification protection in relation to clean-up costs and related expenses arising from the presence of these hazardous substances. At the present time, the Managing General Partner is unaware of any claims or other matters referred to above against the Partnership. The purchaser provided the California Regional Water Quality Control Board (the "Water Board") with its corrective action plan (the "Plan") for the clean up of the site. The Water Board's recommended modifications to the Plan have been implemented. Currently, the purchaser is monitoring to determine the extent of the contamination of the groundwater at the site. Upon determination of the groundwater concentrations, the purchaser will submit a revised plan to the Water Board and request its approval. The timing of the completion of the remediation process is contingent upon, among other things, the Water Board's issuance of this approval. Accordingly, there can be no assurance as to the timing of the completion of the remediation process. The Managing General Partner continues to monitor the documentation delivered by the purchaser regarding the purchaser's activities to remedy the hazardous substances at Lakewood.