Form 10-Q
period 2001-03-31
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 1
filed 2001-05-10
CIK 730212

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

FOR THE PERIOD ENDED MARCH 31, 2001

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the quarter ended March 31, 2001 (Unaudited) and the year ended December 31, 2000
(All dollars rounded to nearest 00s)

                                                 General   Limited
                                                 Partners  Partners    Total
-------------------------------------------------------------------------------
Partners' capital, January 1, 2000               $613,100 $3,288,200 $3,901,300
Net income for the year ended December 31, 2000     1,500    146,500    148,000
-------------------------------------------------------------------------------
Partners' capital, December 31, 2000              614,600  3,434,700  4,049,300
Net income for the quarter ended March 31, 2001       300     29,200     29,500
-------------------------------------------------------------------------------
Partners' capital, March 31, 2001                $614,900 $3,463,900 $4,078,800
-------------------------------------------------------------------------------

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                            March 31,
                              2001     December 31,
                           (Unaudited)     2000
---------------------------------------------------
ASSETS
Cash and cash equivalents  $4,124,900   $4,084,100
Other assets                      200          200
---------------------------------------------------
                           $4,125,100   $4,084,300
---------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and
  accrued expenses         $   42,100   $   31,400
 Due to Affiliates              1,800        1,200
 Other liabilities              2,400        2,400
---------------------------------------------------
                               46,300       35,000
---------------------------------------------------
Partners' capital:
 General Partners             614,900      614,600
 Limited Partners (60,000
  Units issued and
  outstanding)              3,463,900    3,434,700
---------------------------------------------------
                            4,078,800    4,049,300
---------------------------------------------------
                           $4,125,100   $4,084,300
---------------------------------------------------

    The accompanying notes are an integral part of the financial statements

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended March 31, 2001 and 2000
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                            2001    2000
--------------------------------------------------------------------------
Income:
 Interest                                                  $55,900 $64,600
--------------------------------------------------------------------------
Expenses:
 General and administrative:
  Affiliates                                                 1,600   2,500
  Nonaffiliates                                             24,800  26,700
--------------------------------------------------------------------------
                                                            26,400  29,200
--------------------------------------------------------------------------
Net income                                                 $29,500 $35,400
--------------------------------------------------------------------------
Net income allocated to General Partners                   $   300 $   400
--------------------------------------------------------------------------
Net income allocated to Limited Partners                   $29,200 $35,000
--------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (60,000
 Units outstanding)                                        $  0.49 $  0.58
--------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 2001 and 2000
(Unaudited)
(All dollars rounded to nearest 00s)

                                                          2001      2000
---------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                            $   29,500 $ 35,400
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Changes in assets and liabilities:
   (Increase) in other assets                                  --     (200)
   Increase (decrease) in accounts payable and accrued
    expenses                                               10,700  (23,100)
   Increase (decrease) in due to Affiliates                   600   (2,800)
---------------------------------------------------------------------------
    Net cash provided by operating activities              40,800    9,300
---------------------------------------------------------------------------
    Net cash from investing activities                         --       --
---------------------------------------------------------------------------
    Net cash from financing activities                         --       --
---------------------------------------------------------------------------
Net increase in cash and cash equivalents                  40,800    9,300
---------------------------------------------------------------------------
Cash and cash equivalents at the beginning of the
 period                                                 4,084,100  220,800
---------------------------------------------------------------------------
Cash and cash equivalents at the end of the period     $4,124,900 $230,100
---------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2001

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the three months ended March 31, 2001 are not necessarily indicative of the operating results for the year ending December 31, 2001.

Cash equivalents are considered all highly liquid investments with maturity of three months or less when purchased.

The Partnership has one reportable segment as the Partnership is in the disposition phase of its life cycle, wherein it is seeking to resolve post-closing matters related to the properties sold by the Partnership.

Reference is made to the Partnership's annual report for the year ended December 31, 2000, for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.


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

In accordance with the Partnership Agreement, Net Profits (exclusive of depreciation and Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners' Subordinated Partnership Management Fee or 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners, in an amount equal to the aggregate amount of depreciation previously allocated to them; second, to the General Partners and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; third, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and fourth, the balance, if any, to the Limited Partners. Net Losses (exclusive of depreciation and Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. All depreciation is allocated 10% to the General Partners and 90% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners' capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (collectively, the "Excess Balances"), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. The General Partners were not entitled to cash distributions for the three months ended March 31, 2001 and 2000. For the three months ended March 31, 2001 and 2000, the General Partners were allocated Net Profits of $300 and $400, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates as of March 31, 2001 were as follows:

                                     Paid  Payable
--------------------------------------------------
Reimbursement of expenses, at cost
 --Investor communications          $1,000 $1,600
--------------------------------------------------

3. ENVIRONMENTAL MATTER:

In 1996, the Managing General Partner became aware of the existence of hazardous substances in the soil and groundwater under Lakewood Square Shopping Center ("Lakewood"). In connection with the 1997 sale of Lakewood, the purchaser assumed the obligation to remedy the hazardous substances in the manner required by law, which includes, but is not limited to, payment of all costs in connection with the remediation work. In addition, the purchaser provided the Partnership with certain indemnification protection in relation to clean-up costs and related expenses arising from the presence of these hazardous substances. At the present time, the Managing General Partner is unaware of any claims or other matters referred to above against the Partnership. The purchaser has provided the California Regional Water Quality Control Board (the "Water Board") with its corrective action plan (the "Plan") for the clean up of the site. The Water Board's recommended modifications to the Plan have been implemented. Currently, the purchaser is monitoring to determine the extent of the contamination of the groundwater at the site. Upon determination of the groundwater concentrations, the purchaser will submit a revised plan to the Water Board and request its approval. The timing of the completion of the remediation process is contingent upon, among other things, the Water Board's issuance of this approval. Accordingly, there can be no assurance as to the timing of the completion of the remediation process. The Managing General Partner continues to monitor the documentation delivered by the purchaser regarding the purchaser's activities to remedy the hazardous substances at Lakewood.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership's Annual Report for the year ended December 31, 2000 for a discussion of the Partnership's business.

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

OPERATIONS
Net income decreased by $5,900 for the three months ended March 31, 2001 when compared to the three months ended March 31, 2000. The decrease was primarily due to a decrease in interest earned on the Partnership's short-term investments, which was due to a decrease in the rates earned on those investments.

LIQUIDITY AND CAPITAL RESOURCES
The increase in the Partnership's cash position of $40,800 during the three months ended March 31, 2001 was due to net cash provided by operating activities. Liquid assets, including cash and cash equivalents, as of March 31, 2001 were comprised of amounts reserved for the Lakewood environmental matter (as hereafter discussed) and Partnership liquidation expenses.
Net cash provided by operating activities increased by $31,500 for the three months ended March 31, 2001 when compared to the three months ended March 31, 2000. The increase was primarily the result of the timing of the payment of certain Partnership expenses, partially offset by the decrease in net income, as previously discussed.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: None

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K for the three months ended March 31, 2001.

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

                                     FIRST CAPITAL INSTITUTIONAL REAL ESTATE,
                                     LTD.-1

                                     By: FIRST CAPITAL FINANCIAL LLC
                                         MANAGING GENERAL PARTNER

                                                 /s/ DOUGLAS CROCKER II
Date: May 11, 2001                   By: ______________________________________
                                                   DOUGLAS CROCKER II
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                                 /s/ PHILIP G. TINKLER
Date: May 11, 2001                   By: ______________________________________
                                                   PHILIP G. TINKLER
                                         VICE PRESIDENT--FINANCE AND TREASURER

8