Form 10-Q
period 2001-06-30
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 1
filed 2001-08-10
CIK 730212

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

FOR THE PERIOD ENDED JUNE 30, 2001

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                            June 30,
                                              2001     December 31,
                                           (Unaudited)     2000
-------------------------------------------------------------------
ASSETS
Cash and cash equivalents                  $4,133,100    $4,084,100
Other assets                                      200           200
-------------------------------------------------------------------
                                           $4,133,300    $4,084,300
-------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses     $   30,400    $   31,400
 Due to Affiliates                              4,000         1,200
 Other liabilities                              2,400         2,400
-------------------------------------------------------------------
                                               36,800        35,000
-------------------------------------------------------------------
Partners' capital:
 General Partners                             615,100       614,600
 Limited Partners (60,000 Units issued and
  outstanding)                              3,481,400     3,434,700
-------------------------------------------------------------------
                                            4,096,500     4,049,300
-------------------------------------------------------------------
                                           $4,133,300    $4,084,300
-------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the six months ended June 30, 2001 (Unaudited) and the year ended December 31, 2000
(All dollars rounded to nearest 00s)

                                                 General   Limited
                                                 Partners  Partners    Total
-------------------------------------------------------------------------------
Partners' capital, January 1, 2000               $613,100 $3,288,200 $3,901,300
Net income for the year ended December 31, 2000     1,500    146,500    148,000
-------------------------------------------------------------------------------
Partners' capital, December 31, 2000              614,600  3,434,700  4,049,300
Net income for the
 six months ended June 30, 2001                       500     46,700     47,200
-------------------------------------------------------------------------------
Partners' capital,
 June 30, 2001                                   $615,100 $3,481,400 $4,096,500
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended June 30, 2001 and 2000
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                            2001    2000
--------------------------------------------------------------------------
Income:
 Interest                                                  $45,500 $59,700
--------------------------------------------------------------------------
Expenses:
 General and administrative:
  Affiliates                                                 3,100   2,700
  Nonaffiliates                                             23,900  22,200
--------------------------------------------------------------------------
                                                            27,000  24,900
--------------------------------------------------------------------------
Income before state income tax expense                      18,500  34,800
State income tax expense                                       800     700
--------------------------------------------------------------------------
Net income                                                 $17,700 $34,100
--------------------------------------------------------------------------
Net income allocated to General Partners                   $   200 $   300
--------------------------------------------------------------------------
Net income allocated to Limited Partners                   $17,500 $33,800
--------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (60,000
 Units outstanding)                                        $  0.29 $  0.56
--------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the six months ended June 30, 2001 and 2000
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                             2001     2000
----------------------------------------------------------------------------
Income:
 Interest                                                  $101,400 $124,300
----------------------------------------------------------------------------
Expenses:
 General and administrative:
  Affiliates                                                  4,700    5,200
  Nonaffiliates                                              47,300   48,900
----------------------------------------------------------------------------
                                                             52,000   54,100
----------------------------------------------------------------------------
Income before state income tax expense                       49,400   70,200
State income tax expense                                      2,200      700
----------------------------------------------------------------------------
Net income                                                 $ 47,200 $ 69,500
----------------------------------------------------------------------------
Net income allocated to General Partners                   $    500 $    700
----------------------------------------------------------------------------
Net income allocated to Limited Partners                   $ 46,700 $ 68,800
----------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (60,000
 Units outstanding)                                        $   0.78 $   1.15
----------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2001 and 2000
(Unaudited)
(All dollars rounded to nearest 00s)

                                                          2001        2000
------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                            $   47,200  $   69,500
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Changes in assets and liabilities:
   (Increase) in other assets                                            (200)
   (Decrease) in accounts payable and accrued expenses     (1,000)     (9,300)
   Increase (decrease) in due to Affiliates                 2,800      (2,600)
------------------------------------------------------------------------------
    Net cash provided by operating activities              49,000      57,400
------------------------------------------------------------------------------
Cash flows from investing activities:
 Decrease in investments in debt securities                    --   3,727,800
------------------------------------------------------------------------------
    Net cash provided by investing activities                  --   3,727,800
------------------------------------------------------------------------------
    Net cash from financing activities                         --          --
------------------------------------------------------------------------------
Net increase in cash and cash equivalents                  49,000   3,785,200
------------------------------------------------------------------------------
Cash and cash equivalents at the beginning of the
 period                                                 4,084,100     220,800
------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period     $4,133,100  $4,006,000
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2001

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and six months ended June 30, 2001 are not necessarily indicative of the operating results for the year ending December 31, 2001.

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

In accordance with the Partnership Agreement, Net Profits (exclusive of depreciation and Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners' Subordinated Partnership Management Fee or 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners, in an amount equal to the aggregate amount of depreciation previously allocated to them; second, to the General Partners and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; third, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and fourth, the balance, if any, to the Limited Partners. Net Losses (exclusive of depreciation and Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. All depreciation is allocated 10% to the General Partners and 90% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners' capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (collectively, the "Excess Balances"), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. The General Partners were not entitled to a Subordinated Partnership Management Fee for the quarters and six months ended June 30, 2001 and 2000. For the quarter and six months ended June 30, 2001 the General Partners were allocated Net Profits of $200 and $500, respectively. For the quarter and six months ended June 30, 2000 the General Partners were allocated Net Profits of $300 and $700, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and six months ended June 30, 2001 were as follows:

                                          Paid
                                     --------------
                                              Six
                                     Quarter Months Payable
-----------------------------------------------------------
Reimbursement of expenses, at cost:
 --Investor communications            $900   $1,900 $4,000
-----------------------------------------------------------

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

TRANSFER AGENT AND REGISTRAR
MMS ESCROW & TRANSFER AGENCY, INC.
P.O. Box 7090
Troy, Michigan 48007-7090
(800) 447-7364

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

OPERATIONS
Net income decreased by $16,400 and $22,300 for the quarter and six months ended June 30, 2001 when compared to the quarter and six months ended June 30, 2000, respectively. The decreases were primarily due to a decrease in interest earned on the Partnership's short-term investments, which was due to a decrease in the interest rates earned on those investments.

LIQUIDITY AND CAPITAL RESOURCES
The increase in the Partnership's cash position of $49,000 during the six months ended June 30, 2001 was primarily due to net cash provided by operating activities. Liquid assets, including cash and cash equivalents, as of June 30, 2001 were comprised of amounts reserved for the Lakewood environmental contingency (as hereafter discussed) and Partnership liquidation expenses.

Net cash provided by operating activities decreased by $8,400 for the six months ended June 30, 2001 when compared to the six months ended June 30, 2000. The decrease was primarily due to the decrease in net income as previously discussed. The decrease was partially offset due to the timing of the payment of certain Partnership expenses.

Net cash provided by investing activities decreased by $3,727,800 for the six months ended June 30, 2001 when compared to the six months ended June 30, 2000. The decrease was primarily due to the maturity of the Partnership's investments in debt securities during 2000.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: None

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K for the three months ended June 30, 2001.

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

                                     FIRST CAPITAL INSTITUTIONAL REAL ESTATE,
                                     LTD.-1

                                     By: FIRST CAPITAL FINANCIAL LLC
                                         MANAGING GENERAL PARTNER

                                                 /s/ DOUGLAS CROCKER II
Date: August 10, 2001                By: ______________________________________
                                                   DOUGLAS CROCKER II
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                                 /s/ PHILIP G. TINKLER
Date: August 10, 2001                By: ______________________________________
                                                   PHILIP G. TINKLER
                                         VICE PRESIDENT--FINANCE AND TREASURER