Form 10-Q
period 2001-09-30
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 1
filed 2001-11-13
CIK 730212

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549-1004

                               -----------------

                                   FORM 10-Q

                               -----------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the period ended September 30, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from        to

    Commission File Number 0-12538

               First Capital Institutional Real Estate, Ltd.--1
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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                        September 30,
                                            2001      December 31,
                                         (Unaudited)      2000
              ----------------------------------------------------

              ASSETS
              Cash and cash equivalents  $ 4,140,700  $ 4,084,100
              Other assets                       200          200
              ----------------------------------------------------
                                         $4,140,900   $4,084,300
              ----------------------------------------------------

              LIABILITIES AND PARTNERS' CAPITAL
              Liabilities:
               Accounts payable and
                 accrued expenses        $    33,800  $    31,400
               Due to Affiliates               3,900        1,200
               Other liabilities               2,400        2,400
              ----------------------------------------------------
                                         40,100       35,000
              ----------------------------------------------------
              Partners' capital:
               General Partners              615,100      614,600
               Limited Partners (60,000
                 Units issued and
                 outstanding)              3,485,700    3,434,700
              ----------------------------------------------------
                                         4,100,800    4,049,300
              ----------------------------------------------------
                                         $ 4,140,900  $ 4,084,300
              ----------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the nine months ended September 30, 2001 (Unaudited) and the year ended December 31, 2000
(All dollars rounded to nearest 00s)

                                   General   Limited
                                   Partner   Partners    Total
               --------------------------------------------------
               Partners' capital,
                 January 1, 2000   $613,100 $3,288,200 $3,901,300
               Net income for the
                 year ended
                 December 31, 2000    1,500    146,500    148,000
               --------------------------------------------------
               Partners' capital,
                 December 31, 2000  614,600  3,434,700  4,049,300
               Net income for the
                 nine months ended
                 September 30,
                 2001                   500     51,000     51,500
               --------------------------------------------------
               Partners' capital,
                 September 30,
                 2001              $615,100 $3,485,700 $4,100,800
               --------------------------------------------------

                                                                             3
   The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended September 30, 2001 and 2000
(Unaudited)
(All dollars rounded to nearest 00s except per Unit amounts)

                                                2001      2000
             -------------------------------------------------
             Income:
              Interest                         $37,900   $63,100
             -------------------------------------------------
                                                37,900    63,100
             -------------------------------------------------
             Expenses:
              General and administrative:
                Affiliates                       6,700     1,400
                Nonaffiliates                   26,900    22,800
             -------------------------------------------------
                                                33,600    24,200
             -------------------------------------------------
             Net income                        $ 4,300   $38,900
             -------------------------------------------------
             Net income allocated to General
               Partners                        $    --   $   400
             -------------------------------------------------
             Net income allocated to Limited
               Partners                        $ 4,300   $38,500
             -------------------------------------------------
             Net income allocated to Limited
               Partners per Unit (60,000 Units
               outstanding)                    $  0.07   $  0.64
             -------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the nine months ended September 30, 2001 and 2000
(Unaudited)
(All dollars rounded to nearest 00s except per Unit amounts)

                                                2001       2000
            ---------------------------------------------------
            Income:
             Interest                         $139,300   $187,400
            ---------------------------------------------------
                                               139,300    187,400
            ---------------------------------------------------
            Expenses:
             General and administrative:
               Affiliates                       11,400      6,600
               Nonaffiliates                    76,400     72,400
            ---------------------------------------------------
                                                87,800     79,000
            ---------------------------------------------------
            Net income                        $ 51,500   $108,400
            ---------------------------------------------------
            Net income allocated to General
              Partners                        $    500   $  1,100
            ---------------------------------------------------
            Net income allocated to Limited
              Partners                        $ 51,000   $107,300
            ---------------------------------------------------
            Net income allocated to Limited
              Partners per Unit (60,000 Units
              outstanding)                    $   0.85   $   1.79
            ---------------------------------------------------

STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2001 and 2000
(Unaudited)
(All dollars rounded to nearest 00s)

                                                  2001       2000
           ---------------------------------------------------------
           Cash flows from operating
             activities:
            Net income                         $    51,500 $ 108,400
            Adjustments to reconcile net
              income to net cash provided
              by operating activities:
              Changes in assets and
                liabilities:
                (Increase) in other assets                      (200)
                Increase (decrease) in
                  accounts payable and
                  accrued expenses                   2,400   (14,900)
                Increase (decrease) in due
                  to Affiliates                      2,700    (2,100)
           ---------------------------------------------------------
                  Net cash provided by
                    operating activities            56,600    91,200
           ---------------------------------------------------------
           Cash flows from investing
             activities:
            (Increase) in investments in debt
              securities, net                           --   (17,600)
           ---------------------------------------------------------
                  Net cash (used for)
                    investing activities                --   (17,600)
           ---------------------------------------------------------
                  Net cash from financing
                    activities                          --        --
           ---------------------------------------------------------
           Net increase in cash and cash
             equivalents                            56,600    73,600
           ---------------------------------------------------------
           Cash and cash equivalents at the
             beginning of the period             4,084,100   220,800
           ---------------------------------------------------------
           Cash and cash equivalents at the
             end of the period                 $4,140,700  $294,400
           ---------------------------------------------------------

4
   The accompanying notes are an integral part of the financial statements.

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and nine months ended September 30, 2001 are not necessarily indicative of the operating results for the year ending December 31, 2001.

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

In accordance with the Partnership Agreement, Net Profits (exclusive of depreciation and Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners' Subordinated Partnership Management Fee or 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners, in an amount equal to the aggregate amount of depreciation previously allocated to them; second, to the General Partners and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; third, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and fourth, the balance, if any, to the Limited Partners. Net Losses (exclusive of depreciation and Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. All depreciation is allocated 10% to the General Partners and 90% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners' capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (collectively, the "Excess Balances"), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. The General Partners were not entitled to a Subordinated Partnership Management Fee for the quarters and nine months ended September 30, 2001 and 2000. For the quarter and nine months ended September 30, 2001 the General Partners were allocated Net Profits of $0 and $500, respectively. For the quarter and nine months ended September 30, 2000 the General Partners were allocated Net Profits of $400 and $1,100, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and nine months ended September 30, 2001 were as follows:

                                Paid
                           --------------
                                    Nine
                           Quarter Months Payable
-------------------------------------------------
Reimbursement of expenses,
  at cost:
 --Accounting              $   --  $   -- $2,000
 --Investor communications  6,800   8,700  1,900
-------------------------------------------------
                           $6,800  $8,700 $3,900
-------------------------------------------------

3. Environmental matter:

In 1996, the Managing General Partner became aware of the existence of hazardous substances in the soil and groundwater under Lakewood Square Shopping Center ("Lakewood"). In connection with the 1997 sale of Lakewood, the purchaser assumed the obligation to remedy the hazardous substances in the manner required by law, which includes, but is not limited to, payment of all costs in connection with the remediation work. In addition, the purchaser provided the Partnership with certain indemnification protection in relation to clean-up costs and related expenses arising from the presence of these hazardous substances. At the present time, the Managing General Partner is unaware of any claims or other matters referred to above against the Partnership. The purchaser's revised remedial action plan (the "Plan") for the site has been approved by the California Regional Water Quality Control Board (the "Water Board"). The remediation is scheduled to begin in 2002, providing the proper permits are obtained. There can be no assurance as to the timing or successful completion of the Plan. The Managing General Partner continues to monitor the documentation delivered by the purchaser regarding the purchaser's activities to remedy the hazardous substances at Lakewood.




TRANSFER AGENT AND REGISTRAR
THE BANK OF NEW YORK
P.O. Box 7090
Troy, Michigan 48007-7090
(800) 447-7364




  [LOGO] First Capital
Institutional
Real Estate, Ltd.-1
                                    [Graphic]

sponsored by FIRST CAPITAL FINANCIAL LLC
      Two North Riverside Plaza
      Chicago, Illinois 60606

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

Operations
Net income decreased by $34,600 and $56,900 for the quarter and nine months ended September 30, 2001 when compared to the quarter and nine months ended September 30, 2000. The decreases were primarily due to a decrease in interest earned on the Partnership's short-term investments, which was due to a decrease in the interest rates earned on those investments.

Liquidity and Capital Resources
The increase in the Partnership's cash position of $56,600 during the nine months ended September 30, 2001 was primarily due to net cash provided by operating activities. Liquid assets, including cash and cash equivalents, as of September 30, 2001 were comprised of amounts reserved for the Lakewood environmental contingency (as hereafter discussed) and Partnership liquidation expenses.

Net cash provided by operating activities decreased by $34,600 for the nine months ended September 30, 2001 when compared to the nine months ended September 30, 2000. The decrease was primarily due to the decrease in net income as previously discussed. The decrease was partially offset due to the timing of the payment of certain Partnership expenses.

Net cash provided by investing activities decreased by $17,600 for the nine months ended September 30, 2001 when compared to the nine months ended September 30, 2000. The decrease was primarily due to the maturity of the Partnership's investments in debt securities during 2000.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits: None

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K for the three months ended September 30, 2001.

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

                                          FIRST CAPITAL INSTITUTIONAL REAL
                                          ESTATE, LTD.--1

                                          By: FIRST CAPITAL FINANCIAL LLC
                                             MANAGING GENERAL PARTNER

                                                   /s/ DOUGLAS CROCKER II
Date: November 13, 2001
                                          By: _________________________________
                                                     DOUGLAS CROCKER II
                                             President and Chief Executive
                                                          Officer

                                                   /s/ PHILIP G. TINKLER
Date: November 13, 2001
                                          By: _________________________________
                                                     PHILIP G. TINKLER
                                             Vice President--Finance and
                                                         Treasurer