Form 10-K405
period 2001-12-31
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 1
filed 2002-03-22
CIK 730212

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549-1004

                               -----------------

                                   FORM 10-K

                               -----------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended December 31, 2001

                                      OR

[_]
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ____________ to ____________

    Commission File Number 0-12538


                First Capital Institutional Real Estate, Ltd.-1
             (Exact name of registrant as specified in its charter)

                          Florida                      59-2197264
              (State or other jurisdiction of       (I.R.S. Employer
               incorporation or organization)      Identification No.)

                 Two North Riverside Plaza,            60606-2607
                         Suite 700,                    (Zip Code)
                     Chicago, Illinois
          (Address of principal executive offices)


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

Exhibit Index--Page A-1

================================================================================

PART I

ITEM 1.  BUSINESS

The Registrant, First Capital Institutional Real Estate, Ltd.--1 (the "Partnership") is a limited partnership organized in 1982 under the Florida Uniform Limited Partnership Law. The Partnership sold $60,000,000 in Limited Partnership Units (the "Units") to the public from November 1982 through March 1983, pursuant to a Registration Statement on Form S-11 filed with the Securities and Exchange Commission (Registration Statement No. 2-79092). Capitalized terms used in this report have the same meaning as those terms have in the Partnership's Registration Statement.

The business of the Partnership was to invest primarily in existing, improved, income-producing commercial real estate, such as shopping centers, warehouses, office buildings, and, to a lesser extent, in other types of income-producing commercial real estate. From May 1983 to January 1985, the Partnership made six real property investments, including purchases of 50% interests in three joint ventures with an Affiliated partnership. Each of these joint ventures was formed for the purpose of acquiring a 100% interest in certain real property and were operated under the common control of First Capital Financial LLC (the "Managing General Partner"). During the year ended December 31, 1997, the Partnership sold its remaining four real property investments. The Partnership is monitoring the remediation of an environmental matter at one of the properties sold during 1997. Upon the successful remediation of the environmental matter and resolution of any other post-closing matters, the Partnership will make a liquidating distribution and dissolve.

ITEM 2.  PROPERTIES

During the year ended December 31, 1997, the Partnership sold its remaining property investments.

ITEM 3.  LEGAL PROCEEDINGS

(a & b) The Partnership was not a party to, nor the subject of, any material pending legal proceedings, nor were any such proceedings terminated during the quarter ended December 31, 2001. Ordinary routine legal matters incidental to the business which were not deemed material were pursued during the quarter ended December 31, 2001.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a, b, c & d) None.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S EQUITY AND RELATED SECURITY HOLDER MATTERS

There has not been, nor is there expected to be, a public market for Units.

As of March 1, 2002, there were 6,909 Holders of Units.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                  For the Years Ended December 31,
                                                       -------------------------------------------------------
                                                          2001       2000       1999       1998       1997
--------------------------------------------------------------------------------------------------------------
Total revenues                                         $  165,200 $  252,300 $  184,200 $  289,600 $ 5,994,200
Net income                                             $   49,800 $  148,000 $  121,800 $   38,900 $ 3,850,100
Net income allocated to Limited Partners               $   49,300 $  146,500 $  120,600 $   38,500 $ 2,790,200
Net income allocated to Limited Partners per
  Unit (60,000 Units outstanding)                      $     0.82 $     2.44 $     2.01 $     0.64 $     46.50
Total assets                                           $4,139,700 $4,084,300 $3,955,300 $3,852,800 $12,278,900
Distributions to Limited Partners per Unit
  (60,000 Units outstanding) (a)                             None       None       None       None $    447.93
Return of capital to Limited Partners per Unit (60,000
  Units outstanding) (b)                                     None       None       None       None $    401.43
--------------------------------------------------------------------------------------------------------------

(a)Distributions per Unit to Limited Partners for the year ended December 31, 1997 included Sales Proceeds of $430.43.
(b)For purposes of this table, return of capital represents either: 1) the amount by which distributions, if any, exceed net income for the respective year or 2) total distributions, if any, when the Partnership incurs a net loss for the respective year. Pursuant to the Partnership Agreement, Capital Investment is only reduced by distributions of Sale Proceeds. Accordingly, return of capital as used in this table does not impact Capital Investment.

The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by accounting principles generally accepted in the United States ("GAAP"):

                                                                   For the Years Ended December 31,
                                                     -----------------------------------------------------------
                                                      2001       2000        1999         1998          1997
-----------------------------------------------------------------------------------------------------------------
Cash Flow (as defined in the Partnership
  Agreement) (a)                                     $49,800  $  148,000  $   121,800  $    38,900  $  1,614,700
Items of reconciliation:
 Changes in assets and liabilities:
   (Increase) decrease in current assets              (7,600)      6,500                    22,600        44,000
   Increase (decrease) in current liabilities          5,600     (19,000)     (19,300)      (5,000)     (322,500)
-----------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities            $47,800  $  135,500  $   102,500  $    56,500  $  1,336,200
-----------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) investing activities $    --  $3,727,800  $(3,727,800) $        --  $ 25,970,300
-----------------------------------------------------------------------------------------------------------------
Net cash (used for) financing activities             $    --  $       --  $        --  $(8,460,000) $(18,983,000)
-----------------------------------------------------------------------------------------------------------------

(a)Cash Flow is defined in the Partnership Agreement as Partnership revenues earned from operations (excluding tenant deposits and proceeds from the sale or disposition of any Partnership properties), minus all expenses incurred (including Operating Expenses and any reserves deemed reasonably necessary by the Managing General Partner), except depreciation and amortization expenses and capital expenditures, lease acquisition expenditures and the General Partners' Subordinated Partnership Management Fee.

The above selected financial data should be read in conjunction with the financial statements and the related notes appearing on pages A-1 through A-6 in this report.

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

Operations

Comparison of the year ended December 31, 2001 to the year ended December 31, 2000.
Net income decreased by $98,200 for the year ended December 31, 2001 when compared to the year ended December 31, 2000. The decrease was primarily due to a decrease in interest earned on the Partnership's short-term investments, which was due to a decrease in rates earned on those investments.

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

Liquidity and Capital Resources
The increase in the Partnership's cash position of $47,800 for the year ended December 31, 2001 was the result of net cash provided by operating activities. Liquid assets (including cash and cash equivalents) of the Partnership as of December 31, 2001 were comprised of amounts reserved for the Lakewood environmental matter (as hereafter discussed) and Partnership liquidation expenses.

Net cash provided by operating activities for the year ended December 31, 2001 was $47,800, a $87,700 decrease when compared to the year ended December 31, 2000. This decrease was primarily due to the decrease in net income as previously discussed.

Net cash provided by investing activities decreased by $3,727,800 for the year ended December 31, 2001 when compared to the year ended December 31, 2000. The decrease was the result of the Partnership utilizing cash reserves to make investments in debt securities during 1999 and the subsequent maturity of those investments during 2000.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) & (e) DIRECTORS

The Partnership has no directors. First Capital Financial LLC ("FCFC") (formerly known as First Capital Financial Corporation) is the Managing General Partner. The directors of FCFC, as of March 1, 2002, are shown in the table below. Directors serve for one year or until their successors are elected. The next annual meeting of FCFC will be held in June 2002.

                         Name                   Office
                         ----                   ------
                         Douglas Crocker II... Director
                         Donald J. Liebentritt Director

Douglas Crocker II, 61, has been President and Chief Executive Officer since December 1992 and a Director since January 1993 of the Managing General Partner. Mr. Crocker has been President, Chief Executive Officer and trustee of Equity Residential Properties Trust since March 31, 1993. Mr. Crocker is a member of the Board of Directors of Wellsford Real Properties Inc. and Ventas, Inc. Mr. Crocker was an Executive Vice President of Equity Financial and Management Company ("EFMC") from November 1992 until March 31, 1997.

Donald J. Liebentritt, 51, has been Vice President of the Managing General Partner since July 1997 and a Director since May 2000 and is President of Equity Group Investments, LLC ("EGI"), Vice President and Assistant Secretary of Great American Management and Investment Inc. ("Great American") and was Principal and Chairman of the Board of Rosenberg and Liebentritt P.C. until its dissolution in 1999. Mr. Liebentritt has also been a director of Davel Communications, Inc. since November 2000.

(b) & (e) EXECUTIVE OFFICERS

The Partnership does not have any executive officers. The executive officers of the Managing General Partner as of March 1, 2002 are shown in the table. All officers are elected to serve for one year or until their successors are elected and qualified.

             Name                                 Office
             ----                                 ------
        Douglas Crocker II........ President and Chief Executive Officer
        Donald J. Liebentritt..... Vice President
        Philip Tinkler............ Vice President--Finance and Treasurer

PRESIDENT AND CEO--See Table of Directors above.

VICE PRESIDENT-- See Table of Directors above.

Philip Tinkler, 37, has been Vice President of Finance and Treasurer of the Managing General Partner since April 2001, and has also been Vice President/ Assistant Treasurer of Great American since March 2001, and Treasurer and Vice President of Accounting for EGI since May 2000.

(d) FAMILY RELATIONSHIPS

There are no family relationships among any of the foregoing directors and officers.

(f) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

There are no involvements in certain legal proceedings among any of the foregoing directors and officers.

ITEM 11.  EXECUTIVE COMPENSATION
(a,b,c & d)As stated in Item 10, the Partnership has no officers or directors.
           Neither the Managing General Partner, nor any director or officer of the Managing General Partner, received any direct remuneration from the Partnership during the year ended December 31, 2001. However, the Managing General Partner and Affiliates of the Managing General Partner do compensate the directors and officers of the Managing General Partner.

For additional information see Item 13 (a) Certain Relationships and Related Transactions.

(e)None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)As of March 1, 2002 no person of record owned or was known by the Partnership to own beneficially more than 5% of the Partnership's 60,000 Units then outstanding.

(b)The Partnership has no directors or executive officers. As of March 1, 2002, none of the executive officers and directors of the Managing General Partner, owned any Units.

(c)None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)Certain Affiliates of the Managing General Partner were entitled to compensation and reimbursements of approximately $19,900 from the Partnership for investor communications, accounting and other miscellaneous services. Services of Affiliates are on terms, which the Managing General Partner believes are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons. As of December 31, 2001, total fees and reimbursements of $3,500 were due to Affiliates.

   In accordance with the Partnership Agreement, subsequent to March 31, 1983, the Termination of the Offering, the General Partners are entitled to 10% of Cash Flow (as defined by the Partnership Agreement) as their Subordinated Partnership Management Fee, provided that Limited Partners first receive specified non-cumulative annual rates of return on their Capital Investment.

   In accordance with the Partnership Agreement, Net Profits (exclusive of depreciation and Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners' Subordinated Partnership Management Fee or 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners, in an amount equal to the aggregate amount of depreciation previously allocated to them; second, to the General Partners and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; third, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and fourth, the balance, if any, to the Limited Partners. Net Losses (exclusive of depreciation and Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. All depreciation is allocated 10% to the General Partners and 90% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners' capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (collectively, the "Excess Balances"), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events, there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. The General Partners were not entitled to cash distributions for the year ended December 31, 2001. For the year ended December 31, 2001, the General Partners were allocated Net Profits of $500.

(b)None.

(c)No management person is indebted to the Partnership.

(d)None.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a,c & d) (1,2 & 3) See Index of Financial Statements, Schedule and Exhibits on page A-1 of Form 10-K.

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K for the quarter ended December 31, 2001.

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

                                          FIRST CAPITAL INSTITUTIONAL REAL
                                            ESTATE, LTD.-1

                                          By: FIRST CAPITAL FINANCIAL LLC
                                             MANAGING GENERAL PARTNER


Dated:  March 22, 2002
                                                /S/  DOUGLAS CROCKER II
                                          By:  ________________________________
                                                     DOUGLAS CROCKER II
                                               President and Chief Executive
                                                          Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     /s/  DOUGLAS CROCKER II        March 22, 2002  President,Chief Executive
-------------------------------                               Officer and Director of the
      DOUGLAS CROCKER II                                      Managing General Partner

    /s/   DONALD J. LIEBENTRITT     March 22, 2002  VicePresident and Director of
-------------------------------                         the Managing General Partner
     DONALD J. LIEBENTRITT

       /s/   PHILIP TINKLER          March 22, 2002 VicePresident--Finance and
-------------------------------                         Treasurer
        PHILIP TINKLER

INDEX OF FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS
FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

                                                               Pages
         --------------------------------------------------- ----------
         Report of Independent Auditors                         A-2
         Balance Sheets as of December 31, 2001 and 2000        A-3
         Statements of Partners' Capital for the Years Ended
           December 31, 2001, 2000 and 1999                     A-3
         Statements of Income and Expenses for the Years
           Ended December 31, 2001, 2000 and 1999               A-4
         Statements of Cash Flows for the Years Ended
           December 31, 2001, 2000 and 1999                     A-4
         Notes to Financial Statements                       A-5 to A-6
         --------------------------------------------------- ----------

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

EXHIBIT (13) Annual Report to Security Holders

The 2000 Annual Report to Limited Partners is being sent under separate cover, not as a filed document and not via EDGAR, for the information of the Commission.

REPORT OF INDEPENDENT AUDITORS

Partners
First Capital Institutional Real Estate, Ltd.--1
Chicago, Illinois

We have audited the accompanying balance sheets of First Capital Institutional Real Estate, Ltd.--1 as of December 31, 2001 and 2000, and the related statements of income and expenses, partners' capital and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Institutional Real Estate, Ltd.--1 at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP

Chicago, Illinois
February 28, 2002

BALANCE SHEETS
December 31, 2001 and 2000
(All dollars rounded to nearest 00s)

                                                2001       2000
             -------------------------------------------

             ASSETS
             Cash and cash equivalents       $4,131,900 $4,084,100
             Other assets                         7,800        200
             -------------------------------------------
                                             $4,139,700 $4,084,300
             -------------------------------------------

             LIABILITIES AND PARTNERS' CAPITAL
             Liabilities:
              Accounts payable and accrued
                expenses                     $   34,800 $   31,400
              Due to Affiliates                   3,500      1,200
              Other liabilities                   2,300      2,400
             -------------------------------------------
                                                 40,600     35,000
             -------------------------------------------
             Partners' capital:
              General Partners                  615,100    614,600
              Limited Partners (60,000 Units
                issued and outstanding)       3,484,000  3,434,700
             -------------------------------------------
                                              4,099,100  4,049,300
             -------------------------------------------
                                             $4,139,700 $4,084,300
             -------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the years ended December 31, 2001, 2000 and 1999
(All dollars rounded to nearest 00s)

                                   General   Limited
                                   Partners  Partners    Total
               -------------------------------------------
               Partners' capital,
                 January 1, 1999   $611,900 $3,167,600 $3,779,500
               Net income for the
                 year ended
                 December 31, 1999    1,200    120,600    121,800
               -------------------------------------------
               Partners' capital,
                 December 31, 1999  613,100  3,288,200  3,901,300
               Net income for the
                 year ended
                 December 31, 2000    1,500    146,500    148,000
               -------------------------------------------
               Partners' capital,
                 December 31, 2000  614,600  3,434,700  4,049,300
               Net income for the
                 year ended
                 December 31, 2001      500     49,300     49,800
               -------------------------------------------
               Partners' capital,
                 December 31, 2001 $615,100 $3,484,000 $4,099,100
               -------------------------------------------

                                                                            A-3
   The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the years ended December 31, 2001, 2000 and 1999
(All dollars rounded to nearest 00s except per Unit amounts)

                                                                               2001     2000     1999
---------------------------------------------------------------------------- -------- -------- --------
Income:
 Interest                                                                    $165,200 $252,300 $184,200
---------------------------------------------------------------------------- -------- -------- --------
                                                                              165,200  252,300  184,200
---------------------------------------------------------------------------- -------- -------- --------
Expenses:
 General and administrative:
   Affiliates                                                                  19,900    8,200   21,400
   Nonaffiliates                                                               95,500   96,100   41,000
---------------------------------------------------------------------------- -------- -------- --------
                                                                              115,400  104,300   62,400
---------------------------------------------------------------------------- -------- -------- --------
Net income                                                                   $ 49,800 $148,000 $121,800
---------------------------------------------------------------------------- -------- -------- --------
Net income allocated to General Partners                                     $    500 $  1,500 $  1,200
---------------------------------------------------------------------------- -------- -------- --------
Net income allocated to Limited Partners                                     $ 49,300 $146,500 $120,600
---------------------------------------------------------------------------- -------- -------- --------
Net income allocated to Limited Partners per Unit (60,000 Units outstanding) $   0.82 $   2.44 $   2.01
---------------------------------------------------------------------------- -------- -------- --------

STATEMENTS OF CASH FLOWS
For the years ended December 31, 2001, 2000 and 1999
(All dollars rounded to nearest 00s)

                                                                                      2001        2000        1999
---------------------------------------------------------------------------------- ----------  ----------  -----------
Cash flows from operating activities:
 Net income                                                                        $   49,800  $  148,000  $   121,800
 Adjustments to reconcile net income to net cash provided by operating activities:
   Changes in assets and liabilities:
     (Increase) decrease in other assets                                               (7,600)      6,500
     Increase (decrease) in accounts payable and accrued expenses                       3,400     (17,100)     (14,200)
     Increase (decrease) in due to Affiliates                                           2,300      (1,800)
     (Decrease) in other liabilities                                                     (100)       (100)      (5,100)
---------------------------------------------------------------------------------- ----------  ----------  -----------
       Net cash provided by operating activities                                       47,800     135,500      102,500
---------------------------------------------------------------------------------- ----------  ----------  -----------
Cash flows from investing activities:
 Decrease (increase) in investments in debt securities                                          3,727,800   (3,727,800)
---------------------------------------------------------------------------------- ----------  ----------  -----------
       Net cash provided by (used for) investing activities                                --   3,727,800   (3,727,800)
---------------------------------------------------------------------------------- ----------  ----------  -----------
       Net cash from financing activities                                                  --          --           --
---------------------------------------------------------------------------------- ----------  ----------  -----------
Net increase (decrease) in cash and cash equivalents                                   47,800   3,863,300   (3,625,300)
Cash and cash equivalents at the beginning of the year                              4,084,100     220,800    3,846,100
---------------------------------------------------------------------------------- ----------  ----------  -----------
Cash and cash equivalents at the end of the year                                   $4,131,900  $4,084,100  $   220,800
---------------------------------------------------------------------------------- ----------  ----------  -----------

A-4
   The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
December 31, 2001

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

The Partnership's financial statements include financial instruments, including other assets and trade liabilities. The fair value of all financial instruments, including cash and cash equivalents, was not materially different from their carrying value at December 31, 2001 and 2000.

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

In accordance with the Partnership Agreement, Net Profits (exclusive of depreciation and Net Profits from the sale, disposition, or provision for value impairment of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners' Subordinated Partnership Management Fee or 1% of such Net Profits; second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners, in an amount equal to the aggregate amount of depreciation previously allocated to them; second, to the General Partners and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; third, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and fourth, the balance, if any, to the Limited Partners. Net Losses (exclusive of depreciation and Net Losses from the sale, disposition, or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. All depreciation is allocated 10% to the General Partners and 90% to the Limited Partners. Net Losses from the sale, disposition, or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners' capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (collectively, the "Excess Balances"), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition, or provision for value impairment of a Partnership property. The General Partners were not entitled to cash distributions for the years ended December 31, 2001, 2000 and 1999. During the years ended December 31, 2001, 2000 and 1999 the General Partners were allocated Net Profits of $500, $1,500 and $1,200, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                          2001            2000            1999
                                    ---------------- --------------- ---------------
                                      Paid   Payable  Paid   Payable  Paid   Payable
------------------------------------------------------------------------------------
Legal                               $   None $ None  $  None $ None  $ 3,000 $ None
Reimbursement of expenses, at cost:
 --Accounting                          2,000   None    3,400   None    8,300  1,100
 --Investor communication             15,600  3,500    6,600  1,200   10,100  1,900
------------------------------------------------------------------------------------
                                     $17,600 $3,500  $10,000 $1,200  $21,400 $3,000
------------------------------------------------------------------------------------

3. Environmental matter:

In 1996, the Managing General Partner became aware of the existence of hazardous substances in the soil and groundwater under Lakewood Square Shopping Center ("Lakewood"). In connection with the 1997 sale of Lakewood, the purchaser assumed the obligation to remedy the hazardous substances in the manner required by law, which includes, but is not limited to, payment of all costs in connection with the remediation work. In addition, the purchaser provided the Partnership with certain indemnification protection in relation to clean-up costs and related expenses arising from the presence of these hazardous substances. At the present time, the Managing General Partner is unaware of any claims or other matters referred to above against the Partnership. The California Regional Water Quality Control Board has approved the purchaser's revised remedial action plan (the Plan") for the site. The remediation is scheduled to begin in 2002, provided the proper permits are obtained. There can be no assurance as to the timing of successful completion of the Plan. The Managing General Partner continues to monitor the documentation delivered by the purchaser regarding the purchaser's activities to remedy the hazardous substances at Lakewood.