Form 10-Q
period 2002-03-31
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 1
filed 2002-05-14
CIK 730212

================================================================================

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

    For the period ended March 31, 2002

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

================================================================================

BALANCE SHEETS
(All dollars rounded to nearest 00s)


                                          March 31,
                                            2002     December 31,
                                         (Unaudited)     2001
               --------------------------------------------------

               ASSETS
               Cash and cash equivalents $4,120,400   $4,131,900
               Other assets                   6,600        7,800
               --------------------------------------------------
                                         $4,127,000   $4,139,700
               --------------------------------------------------
               LIABILITIES AND PARTNERS' CAPITAL
               Liabilities:
                Accounts payable and
                  accrued expenses       $   36,400   $   34,800
                Due to Affiliates             3,800        3,500
                Other liabilities             2,300        2,300
               --------------------------------------------------
                                             42,500       40,600
               --------------------------------------------------
               Partners'capital:
                General Partners            615,000      615,100
                Limited Partners (60,000
                  Units issued and
                  outstanding)            3,469,500    3,484,000
               --------------------------------------------------
                                          4,084,500    4,099,100
               --------------------------------------------------
                                         $4,127,000   $4,139,700
               --------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the quarter ended March 31, 2002 (Unaudited) and the year ended December 31, 2001
(All dollars rounded to nearest 00s)

                                     General    Limited
                                     Partners   Partners     Total
          ------------------------------------------------------------
          Partners' capital,
            January 1, 2001          $614,600  $3,434,700  $4,049,300
          Net income for the
            year ended
            December 31, 2001             500      49,300      49,800
          ------------------------------------------------------------
          Partners' capital,
            December 31, 2001         615,100   3,484,000   4,099,100
          Net (loss) for the quarter
            ended March 31, 2002         (100)    (14,500)    (14,600)
          ------------------------------------------------------------
          Partners' capital,
            March 31, 2002           $615,000  $3,469,500  $4,084,500
          ------------------------------------------------------------

                                                                             3
   The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended March 31, 2002 and 2001
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                   2002     2001
             -----------------------------------------------------
             Income:
              Interest                           $ 19,300  $55,900
             -----------------------------------------------------
             Expenses:
              General and administrative:
                Affiliates                          2,800    1,600
                Nonaffiliates                      31,100   24,800
             -----------------------------------------------------
                                                   33,900   26,400
             -----------------------------------------------------
             Net (loss) income                   $(14,600) $29,500
             -----------------------------------------------------
             Net (loss) income allocated to
               General Partners                  $   (100) $   300
             -----------------------------------------------------
             Net (loss) income allocated to
               Limited Partners                  $(14,500) $29,200
             -----------------------------------------------------
             Net (loss) income allocated to
               Limited Partners per Unit (60,000
               Units outstanding)                $  (0.24) $  0.49
             -----------------------------------------------------

STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 2002 and 2001
(Unaudited)
(All dollars rounded to nearest 00s)

                                                 2002        2001
           ---------------------------------------------------------
           Cash flows from operating
             activities:
            Net (loss) income                 $  (14,600) $   29,500
            Adjustments to reconcile net
              (loss) income to net cash
              (used for) provided by
              operating activities:
              Changes in assets and
                liabilities:
                Decrease in other
                  assets                           1,200          --
                Increase in accounts
                  payable and accrued
                  expenses                         1,600      10,700
                Increase in due to
                  Affiliates                         300         600
           ---------------------------------------------------------
                  Net cash (used for)
                    provided by
                    operating activities         (11,500)     40,800
           ---------------------------------------------------------
                  Net cash from
                    investing activities              --          --
           ---------------------------------------------------------
                  Net cash from
                    financing activities              --          --
           ---------------------------------------------------------
           Net (decrease) increase in cash
             and cash equivalents                (11,500)     40,800
           ------------------------------------------------------
           Cash and cash equivalents at
             the beginning of the period       4,131,900   4,084,100
           ---------------------------------------------------------
           Cash and cash equivalents at
             the end of the period            $4,120,400  $4,124,900
           ---------------------------------------------------------


4
   The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2002



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

Accounting policies:
The Partnership has disposed of its real estate properties. Upon resolution of the environmental matter disclosed in Note 3, the Partnership will make a liquidating distribution to Partners and dissolve.

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the three months ended March 31, 2002 are not necessarily indicative of the operating results for the year ending December 31, 2002.

Cash equivalents are considered all highly liquid investments with maturity of three months or less when purchased.

The Partnership has one reportable segment as the Partnership is in the disposition phase of its life cycle, wherein it is seeking to resolve post-closing matters related to the properties sold by the Partnership.

Reference is made to the Partnership's annual report for the year ended December 31, 2001, for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

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

In accordance with the Partnership Agreement, Net Profits (exclusive of depreciation and Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners' Subordinated Partnership Management Fee or 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners, in an amount equal to the aggregate amount of depreciation previously allocated to them; second, to the General Partners and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; third, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and fourth, the balance, if any, to the Limited Partners. Net Losses (exclusive of depreciation and Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. All depreciation is allocated 10% to the General Partners and 90% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners' capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (collectively, the "Excess Balances"), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. The General Partners were not entitled to cash distributions for the three months ended March 31, 2002 and 2001. For the three months ended March 31, 2002 and 2001, the General Partners were allocated Net (Losses) Profits of $(100) and $300, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates as of March 31, 2002 were as follows:

                    Reimbursement of expenses,
                      at cost
                     --Accounting              $1,000 $1,500
                     --Investor communications  1,500  2,300
                    ----------------------------------------
                    Total                      $2,500 $3,800
                    ----------------------------------------

3. Environmental matter:

In 1996, the Managing General Partner became aware of the existence of hazardous substances in the soil and groundwater under Lakewood Square Shopping Center ("Lakewood"). In connection with the 1997 sale of Lakewood, the purchaser assumed the obligation to remedy the hazardous substances in the manner required by law, which includes, but is not limited to, payment of all costs in connection with the remediation work. In addition, the purchaser provided the Partnership with certain indemnification protection in relation to clean-up costs and related expenses arising from the presence of these hazardous substances. At the present time, the Managing General Partner is unaware of any claims or other matters referred to above against the Partnership. The California Regional Water Quality Control Board has approved the purchaser's revised remedial action plan (the "Plan") for the site. The remediation is scheduled to begin in 2002, provided the proper permits are obtained. There can be no assurance as to the timing of successful completion of the Plan. The Managing General Partner continues to monitor the documentation delivered by the purchaser regarding the purchaser's activities to remedy the hazardous substances at Lakewood.


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

                                                            Two North Riverside
                                                      Plaza

                                                            Chicago, Illinois
                                                      60606

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership's Annual Report for the year ended December 31, 2001 for a discussion of the Partnership's business.

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

Operations
Net income (loss) changed from $29,500 for the three months ended March 31, 2001 to $(14,600) for the three months ended March 31, 2002. The change was primarily due to a decrease in interest earned on the Partnership's short-term investments, which was due to a decrease in the rates earned on those investments.

Liquidity and Capital Resources
The decrease in the Partnership's cash position of $11,500 during the three months ended March 31, 2002 was due to net cash used for by operating activities. Liquid assets, including cash and cash equivalents, as of March 31, 2002 were comprised of amounts reserved for the Lakewood environmental matter (as hereafter discussed) and Partnership liquidation expenses.

Net cash provided by (used for) operating activities changed from $40,800 for the three months ended March 31, 2001 to $(11,500) for the three months ended March 31, 2002. The change was primarily the result of the change in net results, as previously discussed. In addition the change was due to the timing of the payment of certain Partnership expenses.

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

PART II. OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: None

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K for the three months ended March 31, 2002.

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

                                          FIRST CAPITAL INSTITUTIONAL REAL
                                            ESTATE, LTD.-1

                                          By: FIRST CAPITAL FINANCIAL LLC
                                             MANAGING GENERAL PARTNER

                                                /s/  DOUGLAS CROCKER II
Date: May 10, 2002
                                          By: _______________________________
                                                     DOUGLAS CROCKER II
                                               President and Chief Executive
                                                          Officer

                                                 /s/  PHILIP G. TINKLER
Date: May 10, 2002
                                          By: _______________________________
                                                     PHILIP G. TINKLER
                                                Vice President--Finance and
                                                         Treasurer

8