Form 10-Q
period 2002-06-30
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 1
filed 2002-08-13
CIK 730212

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

    For the period ended June 30, 2002

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _ to _

    Commission File Number 0-12538

                First Capital Institutional Real Estate, Ltd.-1
            (Exact name of registrant as specified in its charter)

                      Florida                   59-2197264
                  (State or other
                  jurisdiction of            (I.R.S. Employer
                 incorporation or
                   organization)            Identification No.)

             Two North Riverside Plaza          60606-2607
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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                          June 30,
                                            2002     December 31,
                                         (Unaudited)     2001
               --------------------------------------------------

               ASSETS
               Cash and cash equivalents $4,107,900   $4,131,900
               Other assets                   6,300        7,800
               --------------------------------------------------
                                         $4,114,200   $4,139,700
               --------------------------------------------------

               LIABILITIES AND PARTNERS' CAPITAL
               Liabilities:
                Accounts payable and
                  accrued expenses       $   31,500   $   34,800
                Due to Affiliates             6,400        3,500
                Other liabilities             2,300        2,300
               --------------------------------------------------
                                             40,200       40,600
               --------------------------------------------------
               Partners' capital:
                General Partners            614,800      615,100
                Limited Partners (60,000
                  Units issued and
                  outstanding)            3,459,200    3,484,000
               --------------------------------------------------
                                          4,074,000    4,099,100
               --------------------------------------------------
                                         $4,114,200   $4,139,700
               --------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the six months ended June 30, 2002 (Unaudited) and the year ended December 31, 2001
(All dollars rounded to nearest 00s)

                                 General    Limited
                                 Partners   Partners      Total
             -----------------------------------------------------
             Partners' capital,
               January 1, 2001   $614,600  $3,434,700  $4,049,300
             Net income for the
               year ended
               December 31, 2001      500      49,300      49,800
             -----------------------------------------------------
             Partners' capital,
               December 31, 2001  615,100   3,484,000   4,099,100
             Net (loss) for the
               six months ended
               June 30, 2002         (300)    (24,800)    (25,100)
             -----------------------------------------------------
             Partners' capital,
               June 30, 2002     $614,800  $3,459,200  $4,074,000
             -----------------------------------------------------


                                                                             3
    The accompanying notes are an integral part of the financial statements

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended June 30, 2002 and 2001
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                     2002     2001
            --------------------------------------------------------
            Income:
             Interest                              $ 18,700  $45,500
            --------------------------------------------------------
            Expenses:
             General and administrative:
               Affiliates                             4,100    3,100
               Nonaffiliates                         25,100   24,700
            --------------------------------------------------------
                                                     29,200   27,800
            --------------------------------------------------------
            Net (loss) income                      $(10,500) $17,700
            --------------------------------------------------------
            Net (loss) income allocated to General
              Partners                             $   (200) $   200
            --------------------------------------------------------
            Net (loss) income allocated to Limited
              Partners                             $(10,300) $17,500
            --------------------------------------------------------
            Net (loss) income allocated to Limited
              Partners per Unit (60,000 Units
              outstanding)                         $  (0.17) $  0.29
            --------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the six months ended June 30, 2002 and 2001
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                    2002      2001
           ---------------------------------------------------------
           Income:
            Interest                              $ 38,000  $101,400
           ---------------------------------------------------------
           Expenses:
            General and administrative:
              Affiliates                             6,900     4,700
              Nonaffiliates                         56,200    49,500
           ---------------------------------------------------------
                                                    63,100    54,200
           ---------------------------------------------------------
           Net (loss) income                      $(25,100) $ 47,200
           ---------------------------------------------------------
           Net (loss) income allocated to General
             Partners                             $   (300) $    500
           ---------------------------------------------------------
           Net (loss) income allocated to Limited
             Partners                             $(24,800) $ 46,700
           ---------------------------------------------------------
           Net (loss) income allocated to Limited
             Partners per Unit (60,000 Units
             outstanding)                         $  (0.41) $   0.78
           ---------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2002 and 2001
(Unaudited)
(All dollars rounded to nearest 00s)

                                                 2002        2001
           --------------------------------------------------------
           Cash flows from operating
             activities:
            Net (loss) income                 $  (25,100) $   47,200
            Adjustments to reconcile net
              (loss) income to net cash
              (used for) provided by
              operating activities:
              Changes in assets and
                liabilities:
                Decrease in other assets           1,500
                (Decrease) in accounts
                  payable and accrued
                  expenses                        (3,300)     (1,000)
                Increase in due to
                  Affiliates                       2,900       2,800
           --------------------------------------------------------
                  Net cash (used for)
                    provided by
                    operating activities         (24,000)     49,000
           --------------------------------------------------------
                  Cash from investing
                    activities                        --          --
           --------------------------------------------------------
                  Cash from financing
                    activities                        --          --
           --------------------------------------------------------
           Net (decrease) increase in cash
             and cash equivalents                (24,000)     49,000
           --------------------------------------------------------
           Cash and cash equivalents at the
             beginning of the period           4,131,900   4,084,100
           --------------------------------------------------------
           Cash and cash equivalents at the
             end of the period                $4,107,900  $4,133,100
           --------------------------------------------------------

4
    The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2002

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and six months ended June 30, 2002 are not necessarily indicative of the operating results for the year ending December 31, 2002.

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

In accordance with the Partnership Agreement, Net Profits (exclusive of depreciation and Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners' Subordinated Partnership Management Fee or 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners, in an amount equal to the aggregate amount of depreciation previously allocated to them; second, to the General Partners and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; third, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and fourth, the balance, if any, to the Limited Partners. Net Losses (exclusive of depreciation and Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. All depreciation is allocated 10% to the General Partners and 90% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners' capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (collectively, the "Excess Balances"), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. The General Partners were not entitled to a Subordinated Partnership Management Fee for the quarters and six months ended June 30, 2002 and 2001. For the quarter and six months ended June 30, 2002 the General Partners were allocated Net (Losses) of $(200) and $(300), respectively. For the quarter and six months ended June 30, 2001 the General Partners were allocated Net Profits of $200 and $500, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and six months ended June 30, 2002 were as follows:

                                                 Paid
              -                             --------------
                                                     Six
                                            Quarter Months Payable
              ----------------------------------------------------
              Reimbursement of expenses, at
                cost
               --Accounting                 $1,500  $2,500 $1,500
               --Investor communications        --   1,500  4,900
              ----------------------------------------------------
              Total                         $1,500  $4,000 $6,400
              ----------------------------------------------------

3. Environmental matters

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

Operations
Net income (loss) changed from $17,700 and $47,200 for the quarter and six months ended June 30, 2001 to $(10,500) and $(25,100) for the quarter and six months ended June 30, 2002, respectively. The changes were primarily due to a decrease in interest earned on the Partnership's short-term investments, which was due to a decrease in the interest rates earned on those investments.

Liquidity and Capital Resources
The decrease in the Partnership's cash position of $24,000 during the six months ended June 30, 2002 was due to net cash used for operating activities. Liquid assets, including cash and cash equivalents, as of June 30, 2002 were comprised of amounts reserved for the Lakewood environmental contingency (as hereafter discussed) and Partnership liquidation expenses.

Net cash provided by (used for) operating activities changed from $49,000 for the six months ended June 30, 2001 to $(24,000) for the six months ended June 30, 2002. The change was primarily due to the decrease in net results as previously discussed.

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

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

(a)Exhibits: 99.1: Certification Of Periodic Financial Report Pursuant to
   Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(b)Reports on Form 8-K:

There were no reports filed on Form 8-K for the three months ended June 30, 2002.

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


                                          FIRST CAPITAL INSTITUTIONAL REAL
                                            ESTATE, LTD.-1

                                          By: FIRST CAPITAL FINANCIAL LLC
                                             MANAGING GENERAL PARTNER

                                                /s/  DOUGLAS CROCKER II
Date: August 12, 2002
                                          By: _______________________________
                                                     DOUGLAS CROCKER II
                                               President and Chief Executive
                                                          Officer

                                                 /s/  PHILIP G. TINKLER
Date: August 12, 2002
                                          By: _______________________________
                                                     PHILIP G. TINKLER
                                                Vice President--Finance and
                                                         Treasurer

8