Form 10-Q
period 2002-09-30
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 1
filed 2002-11-13
CIK 730212

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

         For the period ended September 30, 2002

                                         OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from_____________ to

         Commission File Number 0-12538

               First Capital Institutional Real Estate, Ltd.--1
            (Exact name of registrant as specified in its charter)

                          Florida                                 59-2197264
              (State or other jurisdiction of                  (I.R.S. Employer
               incorporation or organization)                 Identification No.)

                 Two North Riverside Plaza,
                         Suite 700,
                     Chicago, Illinois                            60606-2607
          (Address of principal executive offices)                (Zip Code)

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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                        September 30,
                                            2002      December 31,
                                         (Unaudited)      2001
              ----------------------------------------------------

              ASSETS
              Cash and cash equivalents  $4,111,400    $4,131,900
              Other assets                    6,000         7,800
              ----------------------------------------------------
                                         $4,117,400    $4,139,700
              ----------------------------------------------------

              LIABILITIES AND PARTNERS' CAPITAL
              Liabilities:
               Accounts payable and
                 accrued expenses        $   37,600    $   34,800
               Due to Affiliates             10,500         3,500
               Other liabilities              2,300         2,300
              ----------------------------------------------------
                                             50,400        40,600
              ----------------------------------------------------
              Partners' capital:
               General Partners             614,800       615,100
               Limited Partners (60,000
                 Units issued and
                 outstanding)             3,452,200     3,484,000
              ----------------------------------------------------
                                          4,067,000     4,099,100
              ----------------------------------------------------
                                         $4,117,400    $4,139,700
              ----------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the nine months ended September 30, 2002 (Unaudited) and the year ended December 31, 2001
(All dollars rounded to nearest 00s)

                                   General    Limited
                                   Partners   Partners      Total
           ---------------------------------------------------------

           Partners' capital,
             January 1, 2001       $614,600  $3,434,700  $4,049,300
           Net income for the
             year ended
             December 31, 2001          500      49,300      49,800
           ---------------------------------------------------------
           Partners' capital,
             December 31, 2001      615,100   3,484,000   4,099,100
           Net (loss) for the nine
             months ended
             September 30, 2002        (300)    (31,800)    (32,100)
           ---------------------------------------------------------
           Partners' capital,
             September 30, 2002    $614,800  $3,452,200  $4,067,000
           ---------------------------------------------------------

                                                                             3
   The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended September 30, 2002 and 2001
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                     2002    2001
            -------------------------------------------------------
            Income:
             Interest                              $17,900  $37,900
            -------------------------------------------------------
                                                    17,900   37,900
            -------------------------------------------------------
            Expenses:
             General and administrative:
               Affiliates                            4,100    6,700
               Nonaffiliates                        20,800   26,900
            -------------------------------------------------------
                                                    24,900   33,600
            -------------------------------------------------------
            Net (loss) income                      $(7,000) $ 4,300
            -------------------------------------------------------
            Net income allocated to General
              Partners                                  --       --
            -------------------------------------------------------
            Net (loss) income allocated to Limited
              Partners                             $(7,000) $ 4,300
            -------------------------------------------------------
            Net (loss) income allocated to Limited
              Partners per Unit (60,000 Units
              outstanding)                         $ (0.12) $  0.07
            -------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the nine months ended September 30, 2002 and 2001
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                    2002      2001
           ---------------------------------------------------------
           Income:
            Interest                              $ 55,900  $139,300
           ---------------------------------------------------------
                                                    55,900   139,300
           ---------------------------------------------------------
           Expenses:
            General and administrative:
              Affiliates                            11,000    11,400
              Nonaffiliates                         77,000    76,400
           ---------------------------------------------------------
                                                    88,000    87,800
           ---------------------------------------------------------
           Net (loss) income                      $(32,100) $ 51,500
           ---------------------------------------------------------
           Net (loss) income allocated to General
             Partners                             $   (300) $    500
           ---------------------------------------------------------
           Net (loss) income allocated to Limited
             Partners                             $(31,800) $ 51,000
           ---------------------------------------------------------
           Net (loss) income allocated to Limited
             Partners per Unit (60,000 Units
             outstanding)                         $  (0.53) $   0.85
           ---------------------------------------------------------


STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2002 and 2001
(Unaudited)
(All dollars rounded to nearest 00s)

                                                 2002        2001
           -------------------------------------------------------
           Cash flows from operating
             activities:
            Net (loss) income                 $  (32,100) $   51,500
            Adjustments to reconcile net
              (loss) income to net cash
              (used for) provided by
              operating activities:
              Changes in assets and
                liabilities:
                Decrease in other assets           1,800          --
                Increase in accounts
                  payable and accrued
                  expenses                         2,800       2,400
                Increase in due to
                  Affiliates                       7,000       2,700
           -------------------------------------------------------
                  Net cash (used for)
                    provided by
                    operating activities         (20,500)     56,600
           -------------------------------------------------------
           Cash from investing activities             --          --
           -------------------------------------------------------
           Cash from financing activities             --          --
           -------------------------------------------------------
           Net (decrease) increase in cash
             and cash equivalents                (20,500)     56,600
           -------------------------------------------------------
           Cash and cash equivalents at the
             beginning of the period           4,131,900   4,084,100
           -------------------------------------------------------
           Cash and cash equivalents at the
             end of the period                $4,111,400  $4,140,700
           -------------------------------------------------------

4
   The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 2002


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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and nine months ended September 30, 2002 are not necessarily indicative of the operating results for the year ending December 31, 2002.

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

In accordance with the Partnership Agreement, Net Profits (exclusive of depreciation and Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners' Subordinated Partnership Management Fee or 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners, in an amount equal to the aggregate amount of depreciation previously allocated to them; second, to the General Partners and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; third, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and fourth, the balance, if any, to the Limited Partners. Net Losses (exclusive of depreciation and Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. All depreciation is allocated 10% to the General Partners and 90% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners' capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (collectively, the "Excess Balances"), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. The General Partners were not entitled to a Subordinated Partnership Management Fee for the quarters and nine months ended September 30, 2002 and 2001. For the quarter and nine months ended September 30, 2002 the General Partners were allocated Net (Losses) of $0 and $(300), respectively. For the quarter and nine months ended September 30, 2001 the General Partners were allocated Net Profits of $0 and $500, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and nine months ended September 30, 2002 were as follows:

                                               Paid
                                          --------------
                                                   Nine
                                          Quarter Months Payable
               -------------------------------------------------
               Reimbursement of expenses,
                 at cost:
                --Accounting                $--   $2,500 $ 3,000
                --Investor communications    --    1,500   7,500
               -------------------------------------------------
               Total                        $--   $4,000 $10,500
               -------------------------------------------------

3. Environmental matter:

In 1996, the Managing General Partner became aware of the existence of hazardous substances in the soil and groundwater under Lakewood Square Shopping Center ("Lakewood"). In connection with the 1997 sale of Lakewood, the purchaser assumed the obligation to remedy the hazardous substances in the manner required by law, which includes, but is not limited to, payment of all costs in connection with the remediation work. In addition, the purchaser provided the Partnership with certain indemnification protection in relation to clean-up costs and related expenses arising from the presence of these hazardous substances. At the present time, the Managing General Partner is unaware of any claims or other matters referred to above against the Partnership. The purchaser has completed the initial stage of the Remedial Action Plan which was approved by the Los Angeles Regional Water Quality Control Board ("Water Board"). However, there can be no assurance as to the timing of the completion of the remediation process. The Managing General Partner continues to monitor the documentation delivered by the purchaser regarding the purchaser's activities to remedy the hazardous substances at Lakewood.

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

Operations
Net income (loss) changed from $4,300 and $51,500 for the quarter and nine months ended September 30, 2001 to $(7,000) and $(32,100) for the quarter and nine months ended September 30, 2002, respectively. The changes were primarily due to a decrease in interest earned on the Partnership's short-term investments, which was due to a decrease in the interest rates earned on those investments.

Liquidity and Capital Resources
The decrease in the Partnership's cash position of $20,500 during the nine months ended September 30, 2002 was due to net cash used for operating activities. Liquid assets, including cash and cash equivalents, as of September 30, 2002 were comprised of amounts reserved for the Lakewood environmental contingency (as hereafter discussed) and Partnership liquidation expenses.

Net cash provided by (used for) operating activities changed from $56,600 for the nine months ended September 30, 2001 to $(20,500) for the nine months ended September 30, 2002. The change was primarily due to the decrease in net results as previously discussed.

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

Item 4  Controls and Procedures

Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, First Capital Financial, L.L.C. ("FCF"), the managing general partner of the Partnership, carried out an evaluation, under supervision and with the participation of FCF's management, including FCF's President and Chief Executive Officer and FCF's Vice President--Finance, of the effectiveness of the design and operation of the Partnership disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the President and Chief Executive Officer and the Vice President--Finance concluded that the Partnership disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnership. There have been no significant changes to the internal controls of the Partnership or in other factors that could significantly affect the internal controls subsequent to the completion of this evaluation.

PART II. OTHER INFORMATION

Item 6 Exhibits and Reports on Form 8-K

(a) Exhibits: 99.1: Certification Of Periodic Financial Report Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K for the three months ended September 30, 2002.

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

                               FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.--1

                               By:         FIRST CAPITAL FINANCIAL LLC
                                           MANAGING GENERAL PARTNER

Date: November 13, 2002        By:           /s/  DOUGLAS CROCKER II
                                           -----------------------------
                                                DOUGLAS CROCKER II
                                           President and Chief Executive
                                                      Officer

Date: November 13, 2002        By:            /s/  PHILIP G. TINKLER
                                           -----------------------------
                                                 PHILIP G. TINKLER
                                            Vice President--Finance and
                                                     Treasurer

FORM OF SECTION 302 CERTIFICATION

I, Douglas Crocker, President and Chief Executive Officer of First Capital Financial, L.L.C., the managing general partner of First Capital Institutional Real Estate, Ltd.--1, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of First Capital Institutional Real Estate, Ltd.--1;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

                                          /S/  DOUGLAS CROCKER
                                          ______________________________________
                                          DOUGLAS CROCKER
                                          President and Chief Executive Officer

FORM OF SECTION 302 CERTIFICATION

I, Philip Tinkler, Vice President--Finance and Treasurer of First Capital Financial, L.L.C., the managing general partner of First Capital Institutional Real Estate, Ltd.-1, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of First Capital Institutional Real Estate, Ltd.-1;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

                                          /S/  PHILIP TINKLER
                                          --------------------------------------
                                          PHILIP TINKLER
                                          Vice President--Finance and Treasurer

10