Form 10-Q
period 2003-03-31
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 1
filed 2003-05-13
CIK 730212

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

    For the period ended March 31, 2003

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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                          March 31,
                                            2003     December 31,
                                         (Unaudited)     2002
               --------------------------------------------------

               ASSETS
               Cash and cash equivalents $4,073,700   $4,088,700
               Other assets                   4,200        4,700
               --------------------------------------------------
                                         $4,077,900   $4,093,400
               --------------------------------------------------

               LIABILITIES AND PARTNERS' CAPITAL
               Liabilities:
                Accounts payable and
                  accrued expenses       $   38,300   $   36,900
                Other liabilities             2,200        5,000
               --------------------------------------------------
                                             40,500       41,900
               --------------------------------------------------
               Partners' capital:
                General Partners            614,500      614,600
                Limited Partners
                  (60,000 Units issued
                  and outstanding)        3,422,900    3,436,900
               --------------------------------------------------
                                          4,037,400    4,051,500
               --------------------------------------------------
                                         $4,077,900   $4,093,400
               --------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the quarter ended March 31, 2003 (Unaudited) and the year ended December 31, 2002
(All dollars rounded to nearest 00s)

                                 General    Limited
                                 Partners   Partners      Total
             -----------------------------------------------------
             Partners' capital,
               January 1, 2002   $615,100  $3,484,000  $4,099,100
             Net (loss) for the
               year ended
               December 31, 2002     (500)    (47,100)    (47,600)
             -----------------------------------------------------
             Partners' capital,
               December 31, 2002  614,600   3,436,900   4,051,500
             Net (loss) for the
               quarter ended
               March 31, 2003        (100)    (14,000)    (14,100)
             -----------------------------------------------------
             Partners' capital,
               March 31, 2003    $614,500  $3,422,900  $4,037,400
             -----------------------------------------------------

2
   The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended March 31, 2003 and 2002
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                     2003      2002
          ------------------------------------------------------------
          Income:
           Interest                                $ 12,700  $ 19,300
          ------------------------------------------------------------
                                                     12,700    19,300
          ------------------------------------------------------------
          Expenses:
           General and administrative:
             Affiliates                               2,400     2,800
             Nonaffiliates                           24,400    31,100
          ------------------------------------------------------------
                                                     26,800    33,900
          ------------------------------------------------------------
          Net (loss)                               $(14,100) $(14,600)
          ------------------------------------------------------------
          Net (loss) allocated to General
            Partners                               $   (100) $   (100)
          ------------------------------------------------------------
          Net (loss) allocated to Limited Partners $(14,000) $(14,500)
          ------------------------------------------------------------
          Net (loss) allocated to Limited Partners
            per Unit (60,000 Units outstanding)    $  (0.23) $  (0.24)
          ------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 2003 and 2002
(Unaudited)
(All dollars rounded to nearest 00s)

                                                2003        2002
            --------------------------------------------------------
            Cash flows from operating
              activities:
             Net (loss)                      $  (14,100) $  (14,600)
             Adjustments to reconcile net
               (loss) to net cash (used for)
               operating activities:
               Changes in assets and
                 liabilities:
                 Decrease in other assets           500       1,200
                 Increase in accounts
                   payable and accrued
                   expenses                       1,400       1,600
                 Increase in due to
                   Affiliates                        --         300
                 (Decrease) in other
                   liabilities                   (2,800)         --
            --------------------------------------------------------
            Net cash (used for) operating
              activities                        (15,000)    (11,500)
            --------------------------------------------------------
            Cash and cash equivalents at the
              beginning of the period         4,088,700   4,131,900
            --------------------------------------------------------
            Cash and cash equivalents at the
              end of the period              $4,073,700  $4,120,400
            --------------------------------------------------------

                                                                             3
   The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2003

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

Accounting policies:
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. Reference is made to the Partnership's Annual Report for the year ended December 31, 2002, for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

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

In accordance with the Partnership Agreement, Net Profits (exclusive of depreciation and Net Profits from the sale, disposition, or provision for value impairment of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners' Subordinated Partnership Management Fee or 1% of such Net Profits; second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners, in an amount equal to the aggregate amount of depreciation previously allocated to them; second, to the General Partners and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; third, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and fourth, the balance, if any, to the Limited Partners. Net Losses (exclusive of depreciation and Net Losses from the sale, disposition, or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. All depreciation is allocated 10% to the General Partners and 90% to the Limited Partners. Net Losses from the sale, disposition, or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners' capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (collectively, the "Excess Balances"), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition, or provision for value impairment of a Partnership property. The General Partners were not entitled to cash distributions for the three months ended March 31, 2003 and 2002. For the three months ended March 31, 2003 and 2002, the General Partners were allocated Net (Losses) of $(100) and $(100), respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates as of March 31, 2003 were as follows:

                                                    Paid  Payable
               --------------------------------------------------
               Reimbursement of expenses, at cost:
                Accounting                         $2,400 $  None
               --------------------------------------------------

3. Environmental matter

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership's Annual Report for the year ended December 31, 2002 for a discussion of the Partnership's business.

The following Management's Discussion and Analysis of Financial Condition and Results of Operation may contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the use of forward-looking terminology such as "believes", "expects", "prospects", "estimated", "should", "may" or the negative thereof or other variations thereon or comparable terminology indicating the Partnership's expectations or beliefs concerning future events. The Partnership cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

The Partnership has substantially completed the disposition phase of its life cycle. The Partnership has sold its remaining property investments and is working toward resolution of post closing property sale matters.

Operations
Net (loss) changed from $(14,600) for the three months ended March 31, 2002 to $(14,100) for the three months ended March 31, 2003, respectively. The changes were primarily due to a decrease in salary expense and accounting fees. These decreases were partially offset by a decrease in the interest earned on the Partnership's short-term investments, the result of a decrease in the interest rates earned on those investments.

Liquidity and Capital Resources
The decrease in the Partnership's cash position of $15,000 for the three months ended March 31, 2003 was the result of net cash used for operating activities. Liquid assets (including cash and cash equivalents) of the Partnership as of March 31, 2003 were comprised of amounts reserved for the Lakewood Square Shopping Center ("Lakewood") (sold in 1997) environmental matter (as hereafter discussed) and Partnership liquidation expenses.

Net cash (used for) operating activities changed from $(11,500) for the three months ended March 31, 2002 to $(15,000) for the three months ended March 31, 2003. The change was primarily due to the payment of outstanding obligations at December 31, 2002.

The Partnership has no financial instruments for which there are significant market risks.

As described in Note 3 of the Notes to Financial Statements, the Partnership is awaiting resolution of an environmental matter at Lakewood. The Managing General Partner is continuing to monitor the documentation delivered by the purchaser of Lakewood regarding the purchaser's activities to remedy the hazardous substances at Lakewood. There can be no assurance as to the actual timeframe for the remediation or that it will be completed without cost to the Partnership. As a result of this, it will be necessary for the Partnership to remain in existence and maintain a reserve for such costs. When the environmental matter at Lakewood is remediated to the satisfaction of the Partnership, Limited Partners will receive a final liquidating distribution of the remaining cash held by the Partnership, less amounts reserved for administrative expenses and any amounts deemed necessary to resolve, or provide for, any post-closing matters.

ITEM 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, the Managing General Partner carried out an evaluation, under supervision and with the participation of the Managing General Partner's management, including the Managing General Partner's President and Chief Executive Officer and the Managing General Partner's Vice President--Finance, of the effectiveness of the design and operation of the Partnership disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the President and Chief Executive Officer and the Vice President--Finance concluded that the Partnership disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnership. There have been no significant changes to the internal controls of the Partnership or in other factors that could significantly affect the internal controls subsequent to the completion of this evaluation.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: 99.1: Certification Of Periodic Financial Report Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K for the three months ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.--1

                             By:     FIRST CAPITAL FINANCIAL, L.L.C.
                                     MANAGING GENERAL PARTNER

          Date: May 13, 2003 By:          /s/  DONALD J. LIEBENTRITT
                                     -------------------------------------
                                             DONALD J. LIEBENTRITT
                                     President and Chief Executive Officer

          Date: May 13, 2003 By:              /s/  PHILIP TINKLER
                                     -------------------------------------
                                                PHILIP TINKLER
                                     Vice President--Finance and Treasurer

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

Date: May 13, 2003

                                          /s/  DONALD J. LIEBENTRITT
                                          --------------------------------------
                                          DONALD J. LIEBENTRITT
                                          President and Chief Executive Officer

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

Date: May 13, 2003

                                          /s/  PHILIP TINKLER
                                          --------------------------------------
                                          PHILIP TINKLER
                                          Vice President--Finance and Treasurer