Form 10-Q
period 2003-06-30
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 1
filed 2003-08-13
CIK 730212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number 0-12538

First Capital Institutional Real Estate, Ltd.—1

(Exact name of registrant as specified in its charter)

Florida	59-2197264
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two North Riverside Plaza, Suite 700, Chicago, Illinois	60606-2607 (Zip Code)
(Address of principal executive offices)

(312) 207-0020

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒         No  ☐

Documents incorporated by reference:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the definitive Prospectus dated October 25, 1982, included in the Registrant’s Registration Statement on Form S-11 (Registration No. 2-79092), is incorporated herein by reference in Part I of this report.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BALANCE SHEETS

(All dollars rounded to nearest 00s)

	June 30, 2003 (Unaudited)	December 31, 2002

ASSETS
Cash and cash equivalents	$4,057,000	$4,088,700
Other assets	3,400	4,700

	$4,060,400	$4,093,400

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Accounts payable and accrued expenses	$36,100	$36,900
Other liabilities	2,200	5,000

Total Liabilities	38,300	41,900

Commitments and contingencies for environmental remediation	—	—
Partners’ capital:
General Partners	614,300	614,600
Limited Partners (60,000 Units issued and outstanding)	3,407,800	3,436,900

	4,022,100	4,051,500

	$4,060,400	$4,093,400

STATEMENTS OF PARTNERS’ CAPITAL

For the six months ended June 30, 2003 (Unaudited)

and the year ended December 31, 2002

(All dollars rounded to nearest 00s)

	General Partners	Limited Partners	Total

Partners’ capital, January 1, 2002	$615,100	$3,484,000	$4,099,100
Net (loss) for the year ended December 31, 2002	(500)	(47,100)	(47,600)

Partners’ capital, December 31, 2002	614,600	3,436,900	4,051,500
Net (loss) for the six months ended June 30, 2003	(300)	(29,100)	(29,400)

Partners’ capital, June 30, 2003	$614,300	$3,407,800	$4,022,100

The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES

For the quarters ended June 30, 2003 and 2002

(Unaudited)

(All dollars rounded to nearest 00s

except per Unit amounts)

	2003	2002

Income:
Interest	$11,300	$18,700

	11,300	18,700

Expenses:
General and administrative:
Affiliates	2,400	4,100
Nonaffiliates	24,200	25,100

	26,600	29,200

Net (loss)	$(15,300)	$(10,500)

Net (loss) allocated to General Partners	$(200)	$(200)

Net (loss) allocated to Limited Partners	$(15,100)	$(10,300)

Net (loss) allocated to Limited Partners per Unit (60,000 Units outstanding)	$(0.25)	$(0.17)

STATEMENTS OF INCOME AND EXPENSES

For the six months ended June 30, 2003 and 2002

(Unaudited)

(All dollars rounded to nearest 00s

except per Unit amounts)

	2003	2002

Income:
Interest	$24,000	$38,000

	24,000	38,000

Expenses:
General and administrative:
Affiliates	4,800	6,900
Nonaffiliates	48,600	56,200

	53,400	63,100

Net (loss)	$(29,400)	$(25,100)

Net (loss) allocated to General Partners	$(300)	$(300)

Net (loss) allocated to Limited Partners	$(29,100)	$(24,800)

Net (loss) allocated to Limited Partners per Unit (60,000 Units outstanding)	$(0.48)	$(0.41)

STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2003 and 2002

(Unaudited)

(All dollars rounded to nearest 00s)

	2003	2002

Cash flows from operating activities:
Net (loss)	$(29,400)	$(25,100)
Adjustments to reconcile net (loss) to net cash (used for) operating activities:
Changes in assets and liabilities:
Decrease in other assets	1,300	1,500
(Decrease) in accounts payable and accrued expenses	(800)	(3,300)
Increase in due to Affiliates	—	2,900
(Decrease) in other liabilities	(2,800)	—

Net cash (used for) operating activities	(31,700)	(24,000)

Cash and cash equivalents at the beginning of the period	4,088,700	4,131,900

Cash and cash equivalents at the end of the period	$4,057,000	$4,107,900

The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

June 30, 2003

1. Summary of significant accounting policies:

Definition of special terms:

Capitalized terms used in this report have the same meaning as those terms in the Partnership’s Registration Statement filed with the Securities and Exchange Commission on Form S-11. Definitions of these terms are contained in Article III of the First Amended and Restated Certificate and Agreement of Limited Partnership, which is included in the Registration Statement and incorporated herein by reference.

Accounting policies:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. Reference is made to the Partnership’s Annual Report for the year ended December 31, 2002, for a description of other accounting policies and additional details of the Partnership’s financial condition, results of operations, changes in Partners’ capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

The Partnership has disposed of its real estate properties and upon resolution of the environmental matter disclosed in Note 3, the Partnership will make a liquidating distribution and dissolve.

The Partnership utilizes the accrual method of accounting. Under this method, revenues are recorded when earned and expenses are recorded when incurred.

Preparation of the Partnership’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

In accordance with the Partnership Agreement, Net Profits (exclusive of depreciation and Net Profits from the sale, disposition, or provision for value impairment of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners’ Subordinated Partnership Management Fee or 1% of such Net Profits; second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners, in an amount equal to the aggregate amount of depreciation previously allocated to them; second, to the General Partners and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; third, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and fourth, the balance, if any, to the Limited Partners. Net Losses (exclusive of depreciation and Net Losses from the sale, disposition, or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. All depreciation is allocated 10% to the General Partners and 90% to the Limited Partners. Net Losses from the sale, disposition, or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners’ capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (collectively, the “Excess Balances”), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition, or provision for value impairment of a Partnership property. The General Partners were not entitled to cash distributions for the quarters and six months ended June 30, 2003 and 2002. For the quarter and six months ended June 30, 2003, the General Partners were allocated Net (Losses) of $(200) and $(300), respectively. For the quarter and six months ended June 30, 2002, the General Partners were allocated Net (Losses) of $(200) and $(300), respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and six months ended June 30, 2003 were as follows:

	Paid
	Quarter	Six Months	Payable

Reimbursement of expenses, at cost:
—Accounting	$2,400	$4,800	$	None

3. Environmental matter

In 1996, the Managing General Partner became aware of the existence of hazardous substances in the soil and groundwater under Lakewood Square Shopping Center (“Lakewood”). In connection with the 1997 sale of Lakewood, the purchaser assumed the obligation to remedy the hazardous substances in the manner required by law, which includes, but is not limited to, payment of all costs in connection with the remediation work. In addition, the purchaser provided the Partnership with certain indemnification protection in relation to clean-up costs and related expenses arising from the presence of these hazardous substances. At the present time, the Managing General Partner is unaware of any claims or other matters referred to above against the Partnership. The purchaser has completed the initial stage of the Remediation Action Plan which was approved by the Los Angeles Regional Water Quality Control Board. However, there can be no assurance as to the timing of the completion of the remediation process. The Managing General Partner continues to monitor the documentation delivered by the purchaser regarding the purchaser’s activities to remedy the hazardous substances at Lakewood.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership’s Annual Report for the year ended December 31, 2002 for a discussion of the Partnership’s business.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operation may contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “prospects”, “estimated”, “should”, “may” or the negative thereof or other variations thereon or comparable terminology indicating the Partnership’s expectations or beliefs concerning future events. The Partnership cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

The Partnership has substantially completed the disposition phase of its life cycle. The Partnership has sold its remaining property investments and is working toward resolution of post closing property sale matters.

Operations

Net (loss) changed from $(10,500) and $(25,100) for the quarter and six months ended June 30, 2002 to $(15,300) and $(29,400) for the quarter and six months ended June 30, 2003, respectively. The changes were primarily due to a decrease in salary expense, offset by a decrease in the interest earned on the Partnership’s short-term investments, the result of a decrease in the interest rates earned on those investments.

Liquidity and Capital Resources

The decrease in the Partnership’s cash position of $(31,700) for the six months ended June 30, 2003 was the result of net cash used for operating activities. Liquid assets (including cash and cash equivalents) of the Partnership as of June 30, 2003 were comprised of amounts reserved for the Lakewood Square Shopping Center (“Lakewood”) (sold in 1997) environmental matter (as hereafter discussed) and Partnership liquidation expenses.

Net cash (used for) operating activities changed from $(24,000) for the six months ended June 30, 2002 to $(31,700) for the six months ended June 30, 2003. The change was primarily due to the payment of outstanding obligations at December 31, 2002 and the change in net (loss) as previously discussed.

The Partnership has no financial instruments for which there are significant market risks.

As described in Note 3 of the Notes to Financial Statements, the Partnership is awaiting resolution of an environmental matter at Lakewood. The Managing General Partner is continuing to monitor the documentation delivered by the purchaser of Lakewood regarding the purchaser’s activities to remedy the hazardous substances at Lakewood. There can be no assurance as to the actual timeframe for the remediation or that it will be completed without cost to the Partnership. As a result of this, it will be necessary for the Partnership to remain in existence and maintain a reserve for such costs. When the environmental matter at Lakewood is remediated to the satisfaction of the Partnership, Limited Partners will receive a final liquidating distribution of the remaining cash held by the Partnership, less amounts reserved for administrative expenses and any amounts deemed necessary to resolve, or provide for, any post-closing matters.

ITEM 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, the Managing General Partner carried out an evaluation, under supervision and with the participation of the Managing General Partner’s management, including the Managing General Partner’s President and Chief Executive Officer and the Managing General Partner’s Vice President— Finance, of the effectiveness of the design and operation of the Partnership disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the President and Chief Executive Officer and the Vice President— Finance concluded that the Partnership disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnership. There have been no significant changes to the internal controls of the Partnership or in other factors that could significantly affect the internal controls subsequent to the completion of this evaluation.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

31.1 Certification of Principal Executive Officer required by Rule 13a-14(a) Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 (filed herewith).

31.2 Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 (filed herewith).

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 (filed herewith).

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.—1

	By:	FIRST CAPITAL FINANCIAL, L.L.C. MANAGING GENERAL PARTNER

Date: August 13, 2003	By:	/S/ DONALD J. LIEBENTRITT
DONALD J. LIEBENTRITT
President and Chief Executive Officer

Date: August 13, 2003	By:	/S/ PHILIP TINKLER
PHILIP TINKLER
Vice President—Finance and Treasurer