Form 10-Q
period 2004-03-31
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 1
filed 2004-05-14
CIK 730212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2004

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

Part I. Financial Information

Item 1. Financial Statements First Capital Institutional Real Estate, Ltd.--1

BALANCE SHEETS

(All dollars rounded to nearest 00s)

	March 31, 2004 (Unaudited)	December 31, 2003

ASSETS
Cash and cash equivalents	$4,020,600	$4,023,300
Other assets	3,100	3,300

	$4,023,700	$4,026,600

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Accounts payable and accrued expenses	$51,600	$39,700
Due to Affiliates	2,400	—
Other liabilities	2,200	2,200

	56,200	41,900

Commitments and contingencies for environmental remediation	—	—
Partners’ capital:
General Partners	613,700	613,900
Limited Partners (60,000 Units issued and outstanding)	3,353,800	3,370,800

	3,967,500	3,984,700

	$4,023,700	$4,026,600

STATEMENT OF PARTNERS’ CAPITAL

For the quarter ended March 31, 2004 (Unaudited)

(All dollars rounded to nearest 00s)

	General Partners	Limited Partners	Total

Partners’ capital, January 1, 2004	$613,900	$3,370,800	$3,984,700
Net (loss) for the quarter ended March 31, 2004	(200)	(17,000)	(17,200)

Partners’ capital, March 31, 2004	$613,700	$3,353,800	$3,967,500

The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES

For the quarters ended March 31, 2004 and 2003

(Unaudited)

(All dollars rounded to nearest 00s except per Unit amounts)

	2004	2003

Income:
Interest	$9,400	$12,700
Other	1,000	—

	10,400	12,700

Expenses:
General and administrative:
Affiliates	2,400	2,400
Nonaffiliates	25,200	24,400

	27,600	26,800

Net (loss)	$(17,200)	$(14,100)

Net (loss) allocated to General Partners	$(200)	$(100)

Net (loss) allocated to Limited Partners	$(17,000)	$(14,000)

Net (loss) allocated to Limited Partners per Unit (60,000 Units outstanding)	$(0.28)	$(0.23)

STATEMENTS OF CASH FLOWS

For the quarters ended March 31, 2004 and 2003

(Unaudited)

(All dollars rounded to nearest 00s)

	2004	2003

Cash flows from operating activities:
Net (loss)	$(17,200)	$(14,100)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in assets and liabilities:
Decrease in other assets	200	500
Increase in accounts payable and accrued expenses	11,900	1,400
Increase in due to Affiliates	2,400	—
(Decrease) in other liabilities	—	(2,800)

Cash (used in) operating activities	(2,700)	(15,000)
Cash and cash equivalents at the beginning of the period	4,023,300	4,088,700

Cash and cash equivalents at the end of the period	$4,020,600	$4,073,700

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

Accounting policies:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Reference is made to the Partnership’s Annual Report for the year ended December 31, 2003, for a description of other accounting policies and additional details of the Partnership’s financial condition, results of operations, changes in Partners’ capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

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

In accordance with the Partnership Agreement, Net Profits (exclusive of depreciation and Net Profits from the sale, disposition, or provision for value impairment of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners’ Subordinated Partnership Management Fee or 1% of such Net Profits; second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners, in an amount equal to the aggregate amount of depreciation previously allocated to them; second, to the General Partners and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; third, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and fourth, the balance, if any, to the Limited Partners. Net Losses (exclusive of depreciation and Net Losses from the sale, disposition, or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. All depreciation is allocated 10% to the General Partners and 90% to the Limited Partners. Net Losses from the sale, disposition, or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners’ capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (collectively, the “Excess Balances”), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition, or provision for value impairment of a Partnership property. The General Partners were not entitled to cash distributions for the three months ended March 31, 2004 and 2003. For the three months ended March 31, 2004 and 2003, the General Partners were allocated Net (Losses) of $(200) and $(100), respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates as of March 31, 2004 were as follows:

	Paid		Payable

Reimbursement of expenses, at cost:
—Accounting	$	None	$2,400

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership’s Annual Report for the year ended December 31, 2003 for a discussion of the Partnership’s business.

Certain statements in the Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the SEC, all as may be amended from time to time. Such forward looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Partnership, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “may”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. The Partnership cautions investors that any forward-looking statements made by the Partnership are not guarantees or indicative of future performance. Important assumptions and other important factors could cause actual results to differ materially from those forward-looking statements with respect to the Partnership. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

The Partnership has substantially completed the disposition phase of its life cycle. The Partnership has sold its remaining property investments and is working toward resolution of post-closing property sale matters.

Operations

Net (loss) changed from $(14,100) for the three months ended March 31, 2003 to $(17,200) for the three months ended March 31, 2004. The change was primarily due to a decrease in the interest earned on the Partnership’s short-term investments, the result of a decrease in the interest rates earned on those investments.

Liquidity and Capital Resources

The decrease in the Partnership’s cash position of $(2,700) for the three months ended March 31, 2004 was the result of net cash used for operating activities. Liquid assets (including cash and cash equivalents) of the Partnership as of March 31, 2004 were comprised of amounts reserved for the Lakewood Square Shopping Center (“Lakewood”) (sold in 1997) environmental matter (as hereafter discussed) and Partnership liquidation expenses.

Net cash (used in) operating activities changed from $(15,000) for the three months ended March 31, 2003 to $(2,700) for the three months ended March 31, 2004. The decrease was primarily due to the increase in outstanding obligations at March 31, 2004, partially offset by the increase in net (loss) as previously discussed.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The principal executive officer of the Managing General Partner, Donald J. Liebentritt, and the principal financial officer of the Managing General Partner, Philip Tinkler, have evaluated the effectiveness of the Partnership’s disclosure controls and procedures, as required by Rule 13A-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon the results of that evaluation, these executive officers have concluded that as of the end of the period covered by this quarterly report, the Partnership’s disclosure controls and procedures were effective in all material respects to ensure that the information required to be disclosed by the Partnership in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

The executive officers of the Managing General Partner do not expect that the Partnership’s disclosure controls and procedures or internal controls and procedure will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—continued

that fact that there are resource constraints, and the benefits of control must be considered relative to their costs. Because of the inherent limitation in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Partnership have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, control can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; overt time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitation in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

31.1: Certification of Principal Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2: Certification of Principal Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32: Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K for the three months ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.—1

By:	FIRST CAPITAL FINANCIAL, L.L.C. MANAGING GENERAL PARTNER

Date: May 14, 2004	By:	/s/ DONALD J. LIEBENTRITT
DONALD J. LIEBENTRITT President and Chief Executive Officer

Date: May 14, 2004	By:	/s/ PHILIP TINKLER
PHILIP TINKLER Vice President—Finance and Treasurer