Form 10-Q
period 2004-06-30
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 1
filed 2004-08-13
CIK 730212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2004

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BALANCE SHEETS

(All dollars rounded to nearest 00s)

	June 30, 2004 (Unaudited)	December 31, 2003

ASSETS
Cash and cash equivalents	$3,999,200	$4,023,300
Other assets	3,200	3,300

	$4,002,400	$4,026,600

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Accounts payable and accrued expenses	$52,300	$39,700
Other liabilities	2,200	2,200

	54,500	41,900

Commitments and contingencies for environmental remediation	—	—
Partners’ capital:
General Partners	613,500	613,900
Limited Partners (60,000 Units issued and outstanding)	3,334,400	3,370,800

	3,947,900	3,984,700

	$4,002,400	$4,026,600

STATEMENT OF PARTNERS’ CAPITAL

For the six months ended June 30, 2004 (Unaudited)

(All dollars rounded to nearest 00s)

	General Partners	Limited Partners	Total

Partners’ capital, January 1, 2004	$613,900	$3,370,800	$3,984,700
Net (loss) for the six months ended June 30, 2004	(400)	(36,400)	(36,800)

Partners’ capital, June 30, 2004	$613,500	$3,334,400	$3,947,900

The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES

For the quarters ended June 30, 2004 and 2003

(Unaudited)

(All dollars rounded to nearest 00s

except per Unit amounts)

	2004	2003

Income:
Interest	$9,500	$11,300

	9,500	11,300

Expenses:
General and administrative:
Affiliates	2,400	2,400
Nonaffiliates	26,700	24,200

	29,100	26,600

Net (loss)	$(19,600)	$(15,300)

Net (loss) allocated to General Partners	$(200)	$(200)

Net (loss) allocated to Limited Partners	$(19,400)	$(15,100)

Net (loss) allocated to Limited Partners per Unit (60,000 Units outstanding)	$(0.32)	$(0.25)

STATEMENTS OF INCOME AND EXPENSES

For the six months ended June 30, 2004 and 2003

(Unaudited)

(All dollars rounded to nearest 00s

except per Unit amounts)

	2004	2003

Income:
Interest	$18,900	$24,000
Other	1,000	—

	19,900	24,000

Expenses:
General and administrative:
Affiliates	4,800	4,800
Nonaffiliates	51,900	48,600

	56,700	53,400

Net (loss)	$(36,800)	$(29,400)

Net (loss) allocated to General Partners	$(400)	$(300)

Net (loss) allocated to Limited Partners	$(36,400)	$(29,100)

Net (loss) allocated to Limited Partners per Unit (60,000 Units outstanding)	$(0.61)	$(0.48)

STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2004 and 2003

(Unaudited)

(All dollars rounded to nearest 00s)

	2004	2003

Cash flows from operating activities:
Net (loss)	$(36,800)	$(29,400)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in assets and liabilities:
Decrease in other assets	100	1,300
Increase (decrease) in accounts payable and accrued expenses	12,600	(800)
(Decrease) in other liabilities	—	(2,800)

Cash (used in) operating activities	(24,100)	(31,700)
Cash and cash equivalents at the beginning of the period	4,023,300	4,088,700

Cash and cash equivalents at the end of the period	$3,999,200	$4,057,000

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

Accounting policies:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Reference is made to the Partnership’s Annual Report for the year ended December 31, 2003, for a description of other accounting policies and additional details of the Partnership’s financial condition, results of operations, changes in Partners’ capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

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

In accordance with the Partnership Agreement, Net Profits (exclusive of depreciation and Net Profits from the sale, disposition, or provision for value impairment of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners’ Subordinated Partnership Management Fee or 1% of such Net Profits; second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners, in an amount equal to the aggregate amount of depreciation previously allocated to them; second, to the General Partners and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; third, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and fourth, the balance, if any, to the Limited Partners. Net Losses (exclusive of depreciation and Net Losses from the sale, disposition, or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. All depreciation is allocated 10% to the General Partners and 90% to the Limited Partners. Net Losses from the sale, disposition, or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners’ capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (collectively, the “Excess Balances”), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition, or provision for value impairment of a Partnership property. The General Partners were not entitled to cash distributions for the quarters and six months ended June 30, 2004 and 2003. For the quarter and six months ended June 30, 2004, the General Partners were allocated Net (Losses) of $(200) and $(400), respectively. For the quarter and six months ended June 30, 2003, the General Partners were allocated Net (Losses) of $(200) and $(300), respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and six months ended June 30, 2004 were as follows:

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

Operations

Net (loss) changed from $(15,300) and $(29,400) for the quarter and six months ended June 30, 2003 to $(19,600) and $(36,800) for the quarter and six months ended June 30, 2004. The change was primarily due to a decrease in the interest earned on the Partnership’s short-term investments, the result of a decrease in the interest rates earned on those investments.

Liquidity and Capital Resources

The decrease in the Partnership’s cash position of $(24,100) for the six months ended June 30, 2004 was the result of net cash used for operating activities. Liquid assets (including cash and cash equivalents) of the Partnership as of June 30, 2004 were comprised of amounts reserved for the Lakewood Square Shopping Center (“Lakewood”) (sold in 1997) environmental matter (as hereafter discussed) and Partnership liquidation expenses.

Net cash (used in) operating activities changed from $(31,700) for the six months ended June 30, 2003 to $(24,100) for the six months ended June 30, 2004. The decrease was primarily due to the increase in net (loss) as previously discussed, partially offset by an increase in outstanding obligations at June 30, 2004.

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

The executive officers of the Managing General Partner do not expect that the Partnership’s disclosure controls and procedures or internal controls and procedure will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect that fact that there are resource constraints, and the benefits of control must be considered relative to their costs. Because of the inherent limitation in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Partnership have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, control can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitation in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K for the quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.—1

By:	FIRST CAPITAL FINANCIAL, L.L.C. MANAGING GENERAL PARTNER

Date: August 13, 2004	By:	/s/ DONALD J. LIEBENTRITT
DONALD J. LIEBENTRITT President and Chief Executive Officer

Date: August 13, 2004	By:	/s/ PHILIP TINKLER
PHILIP TINKLER Vice President—Finance and Treasurer