Form 10-K
period 2004-12-31
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 1
filed 2005-03-30
CIK 730212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

Commission File Number 000-12538

First Capital Institutional Real Estate, Ltd.—1

(Exact name of registrant as specified in its charter)

Florida	59-2197264
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two North Riverside Plaza, Suite 700, Chicago, Illinois	60606-2607
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (312) 207-0020

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: Limited Partnership Units

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐    No    ☒

Documents incorporated by reference:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the definitive Prospectus dated October 25, 1982, included in the Registrant’s Registration Statement on Form S-11 (Registration No. 2-79092), is incorporated herein by reference in Part IV of this report.

Exhibit Index—Page A-1

PART I

ITEM 1.    BUSINESS

The Registrant, First Capital Institutional Real Estate, Ltd.—1 (the “Partnership”) is a limited partnership organized in 1982 under the Florida Uniform Limited Partnership Law and the business of the Partnership was to invest primarily in existing, improved, income-producing commercial real estate, such as shopping centers, warehouses, office buildings, and, to a lesser extent, in other types of income-producing commercial real estate. During the year ended December 31, 1997, the Partnership sold all of its remaining property investments. The Partnership is monitoring the remediation of an environmental matter at one of the properties sold during 1997 located in Lakewood, California. When the environmental matter at the property is remediated to the satisfaction of the Partnership, Limited Partners will receive a final liquidating distribution of the remaining cash held by the Partnership, less amounts reserved for administrative expenses and any amounts deemed necessary to resolve, or provide for, any post-closing matters. Capitalized terms used in this report have the same meaning as those terms have in the Partnership Agreement. As of December 31, 2004, the Partnership had no employees.

ITEM 2.    PROPERTIES

The Partnership does not currently own any property investments.

ITEM 3.    LEGAL PROCEEDINGS

(a & b) The Partnership was not a party to, nor the subject of, any material pending legal proceedings, nor were any such proceedings terminated during the quarter ended December 31, 2004. Ordinary routine litigation incidental to the business which were not deemed material were pursued during the quarter ended December 31, 2004.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a,b,c & d) None.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S EQUITY AND RELATED SECURITY HOLDER MATTERS

There has not been, nor is there expected to be, a public market for Units.

As of March 1, 2005, there were 6,427 Holders of Limited Partnership Units (the “Units”), who held 60,000 Units.

On December 20, 2004, a dividend of $22.00 was declared and paid to Unit Holders. As set forth in Item 1 of this Form 10-K, the Partnership intends to pay a final liquidating distribution upon the final disposition of certain environmental matters and administrative expenses.

ITEM 6.    SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2004	2003	2002	2001	2000

Total revenues	$50,300	$43,100	$71,500	$165,200	$252,300
Net (loss) income	$(83,300)	$(66,800)	$(47,600)	$49,800	$148,000
Net (loss) income allocated to Limited Partners	$(82,800)	$(66,100)	$(47,100)	$49,300	$146,500
Net (loss) income allocated to Limited Partners per Unit (60,000 Units outstanding)	$(1.38)	$(1.10)	$(0.79)	$0.82	$2.44

Total assets	$2,636,600	$4,026,600	$4,093,400	$4,139,700	$4,084,300

Declared distributions to Limited Partners per Unit (60,000 Units outstanding)	$22.00	None	None	None	None
Return of capital to Limited Partners per Unit (60,000 Units outstanding) (a)	$22.00	None	None	None	None

a)	For the purposes of this table, return of capital represents either: 1) the amount by which distributions, if any, exceed net income for the respective year or 2) total distributions, if any, when the Partnership incurs a net loss for the respective year. Pursuant to the Partnership Agreement, Capital Investment is only reduced by distributions of Sale Proceeds. Accordingly, return of capital as used in the above table does not impact Capital Investment.

ITEM 6.    SELECTED FINANCIAL DATA (Continued)

The following table includes a reconciliation of Cash (Deficit) Flow (as defined in the Partnership Agreement) to net cash (used in) provided by operating activities as determined by accounting principles generally accepted in the United States (“GAAP”):

	For the Years Ended December 31,
	2004	2003	2002	2001	2000
Cash (Deficit) Flow (as defined in the Partnership Agreement) (a)	$(83,300)	$(66,800)	$(47,600)	$49,800	$148,000
Items of reconciliation:
Changes in assets and liabilities:
(Increase) decrease in current assets	(149,400)	1,400	3,100	(7,600)	6,500
Increase (decrease) in current liabilities	13,300	—	1,300	5,600	(19,000)
Net cash (used in) provided by operating activities	$(219,400)	$(65,400)	$(43,200)	$47,800	$135,500
Net cash provided by investing activities	$—	$—	$—	$3,727,800	$3,727,800
Net cash (used in) financing activities	$(1,320,000)	$—	$—	$—	$—

(a)	Cash (Deficit) Flow is defined in the Partnership Agreement as Partnership revenues earned from operations (excluding tenant deposits and proceeds from the sale or disposition of any Partnership properties), minus all expenses incurred (including Operating Expenses and any reserves deemed reasonably necessary by the Managing General Partner), except depreciation and amortization expenses and capital expenditures, lease acquisition expenditures and the General Partners’ Subordinated Partnership Management Fee.

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

Certain statements in the Annual Report on Form 10-K may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the SEC, all as may be amended from time to time. Such forward looking statements involved known and unknown risks, uncertainties and the important factors that could cause the actual results, performance or achievements of the Partnership, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward looking statements can be identified by, among other things, the use of forward-looking language, such as “plan”, “believe”, “expect”, “anticipate”‘ “intend”, “estimate”‘ “project”, “may”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. The Partnership cautions investors that any forward-looking statements made by the Partnership are not guarantees or indicative of future performance. Important assumptions and other important factors could cause actual results to differ materially from those forward-looking statements and undue reliance should not be placed on such statements.

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

Operations

Comparison of the year ended December 31, 2004 to the year ended December 31, 2003.

Net (loss) increased from $(66,800) for the year ended December 31, 2003 to $(83,300) for the year ended December 31, 2004. The increase was primarily due to an increase in the costs related to investor services, partially offset by an increase in interest earned on the Partnership’s short-term investments which was due to an increase in the interest rates earned on those investments.

Comparison of the year ended December 31, 2003 to the year ended December 31, 2002.

Net (loss) increased from $(47,600) for the year ended December 31, 2002 to $(66,800) for the year ended December 31, 2003. The increase was primarily due to a decrease in the interest earned on the Partnership’s short-term investments, the result of a decrease in the interest rates earned on those investments, partially offset by a decrease in salary expense.

Liquidity and Capital Resources

The decrease in the Partnership’s cash position of $(1,539,400) for the year ended December 31, 2004 was primarily due to the payment of a special distribution to the Limited Partners. Liquid assets (including cash and cash equivalents) of the Partnership as of December 31, 2004 were comprised of amounts reserved for the Lakewood Square Shopping Center (“Lakewood”) (sold in 1997), environmental matters (as hereafter discussed) and Partnership liquidation expenses.

Net cash (used in) operating activities for the year ended December 31, 2004 was $(219,400), a $154,000 increase when compared to the year ended December 31, 2003. As part of the December 2004 distribution to the Partners, the General Partners received $146,700. The Managing General Partner has determined that the General Partners were not entitled to this distribution and accordingly a receivable from the General Partners was established at December 31, 2004. This was the primary reason for the increase. The distribution amount was repaid to the partnership in March, 2005 and included interest at the LIBOR rate plus 2%, the same rate of interest earned by the General Partners.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The decrease in the Partnership’s cash position of $(65,400) for the year ended December 31, 2003 was the result of net cash used in operating activities. Liquid assets (including cash and cash equivalents) of the Partnership as of December 31, 2003 were comprised of amounts reserved for the Lakewood Square Shopping Center (“Lakewood”) (sold in 1997), environmental matters (as hereafter discussed) and Partnership liquidation expenses.

Net cash (used in) operating activities for the year ended December 31, 2003 was $(65,400), a $22,200 increase when compared to the year ended December 31, 2002. The increase was primarily due to the increase in net (loss), as previously discussed.

The Partnership has no financial instruments for which there are significant market risks.

As described in Note 3 of the Notes to Financial Statements, the Partnership is awaiting resolution of an environmental matter at Lakewood. The purchaser of Lakewood has completed the initial stage of the Remediation Action Plan which was approved by the Los Angeles Regional Water Quality Control Board. Based on the most recent information made available, the Los Angeles Regional Water Quality Control Board has allowed the current owner to suspend active remediation for the time being but is requiring the owner to continue to monitor the groundwater. It is not known whether further remediation will be required. The Managing General Partner is continuing to monitor the documentation delivered by the successor owner regarding the hazardous substances at Lakewood. Until the environmental matter at Lakewood is resolved to the satisfaction of the Managing General Partner, the Partnership will continue to maintain a reserve.

Under the terms of the Partnership Agreement, the General Partners will not be entitled to any future distributions. Therefore, during the quarter ended December 31, 2004, the Managing General Partner has concluded that all remaining cash will be distributed to the Limited Partners and as a result, there has been a reallocation of equity from the General Partners to the Limited Partners. Since the final distribution will be contingent upon estimated liquidation and dissolution costs that have not yet been recognized in the financial statements, the amount and timing of the final distribution to the Limited Partners has not yet been determined and may not equal the $2,581,400 reflected on the Balance Sheet as Limited Partners’ Capital.

Off Balance Sheet Arrangements

The Partnership has no “off-balance sheet arrangements” that would be required to be disclosed pursuant to Item 303 of Regulation S-K under the Securities Act of 1934, as amended.

Contractual Obligations

At December 31, 2004, the Partnership had no contractual obligations.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Partnership invests its cash primarily in money market accounts and does not utilize market risk sensitive instruments. As a result, the Partnership believes that it is not subject to any material risks arising from changes in interest rates or other market changes that affect market risk sensitive instruments.

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

The Managing General Partner of the Partnership is responsible for establishing and maintaining a system of internal control over financial reporting for the Partnership (as defined in Rules 13A-15(f) and 15d-15(f) under the Exchange Act) designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. The principal executive officer and principal financial officer of the Managing General Partner have determined that during the most recent fiscal quarter, there have been no changes in internal control over financial reporting that occurred that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

The executive officers of the Managing General Partner do not expect that the Partnership’s disclosure controls and procedures or internal controls and procedure will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of control must be considered relative to their costs. Because of the inherent limitation in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Partnership have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, control can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitation in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) & (e) DIRECTORS

The Partnership has no directors. First Capital Financial L.L.C. (“Managing General Partner”) (formerly known as First Capital Financial Corporation) is the managing general partner of the partnership. The director of the Managing General Partner as of March 1, 2005, is shown in the table below. Directors serve for one year or until their successors are elected. The next annual meeting of the Managing General Partner will be held in June 2005.

Name	Office
Donald J. Liebentritt	Director

Donald J. Liebentritt, 54, has been President and Chief Executive Officer since December 2002, a Director since May 2000 and was Vice President from May 2000 until December 2002. Mr. Liebentritt is President of Equity Group Investments, L.L.C. (“EGI”), Vice President and Assistant Secretary of GAMI Investments, Inc. (“GAMI”) and was Principal and Chairman of the Board of Rosenberg and Liebentritt P.C. until its dissolution in 1999. Mr. Liebentritt has served as a Director of Home Products International, Inc. since December 2004.

(b) & (e) EXECUTIVE OFFICERS

The Partnership does not have any executive officers. The executive officers of the Managing General Partner as of March 1, 2005 are shown in the table below. All officers are elected to serve for one year or until their successors are elected and qualified.

Name	Office
Donald J. Liebentritt	President and Chief Executive Officer
Philip Tinkler	Vice President—Finance and Treasurer

Donald J. Liebentritt—See Table of Directors above.

Philip Tinkler, 40, has been Vice President of Finance and Treasurer of the Managing General Partner since April 2001, has been Vice President and Assistant Treasurer of GAMI since March 2001, has been Chief Financial Officer of EGI since January, 2003 and has served in various other capacities for EGI or its predecessor since 1990. Mr. Tinkler was the Chief Financial Officer of Danielson Holding Corporation from January 2003 through September 2004.

(d) FAMILY RELATIONSHIPS

There are no family relationships among any of the foregoing directors and officers.

(f) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

There are no involvements in certain legal proceedings among any of the foregoing directors and officers.

(h) & (i) AUDIT COMMITTEE

The Partnership is not subject to the listing requirements of a national exchange, and does not have a separately-designated standing audit committee. The Managing General Partner acts as the Partnership’s audit committee. While the Partnership does not have an “audit committee financial expert” (as defined under federal securities laws), the Partnership has available to it through its Managing General Partner, financial experts and financial expertise relating to accounting and auditing matters.

(j) CODE OF ETHICS

The Partnership has not adopted a code of ethics that applies to its executive officers. As stated in Item 10(a), the Partnership does not have any executive officers. The executive officers of the Managing General Partner shall be governed by the corporate governance requirements of the Managing General Partner.

ITEM 11.	EXECUTIVE COMPENSATION

(a - d, g - l) As stated in Item 10, the Partnership has no officers or directors. Neither the Managing General Partner, nor any director or officer of the Managing General Partner, received any direct remuneration from the Partnership during the year ended December 31, 2004. However, Affiliates of the Managing General Partner do compensate the directors and officers of the Managing General Partner.

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

Security Ownership

(a)	The following table sets forth, as of March 1, 2005, (unless otherwise indicated in a footnote), information concerning the beneficial ownership of voting securities of the Partnership by the persons known by the Partnership to own beneficially more than 5.0% of the outstanding shares of Units.

Title of Class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of Class

Units	W. Robert Kohorst	6,201(1)	10.3%
	155 North Lake Avenue #1000
	Pasadena, California 91101

(1)	The number of Units beneficially owned by W. Robert Kohorst is based on information provided by the transfer agent to the Partnership and set forth in the Schedule 13G filed on September 25, 2002 by Mr. Kohorst. According to the transfer agent, the Units are held of record by Everest Management, LLC (“Everest Management”) (1,779.5 Partnership Units), Everest Investors 8, LLC (“Everest 8”) (1,217 Partnership Units), Everest Investors 12, LLC (“Everest 12”) (898 Partnership Units) and Everest Properties II, LLC (“Everest Properties II”) (2,306 Partnership Units) as of March 1, 2005. The members of Everest 8 include Everest Partners, LLC (“Everest Partners”) and Everest Properties. Pursuant to the Operating Agreement of Everest 8, the consent of Everest Properties II is required to vote or dispose of the Units held by each such company. Mr. Kohorst possesses shared power to determine whether consent by Everest Partners will be given or withheld, and Mr. Kohorst possesses sole power to determine whether such consent by Everest Properties will be given or withheld. The members of Everest Management include W. Robert Kohorst Self-Directed Account in Everest Properties II, LLC Money Purchase Pension Plan Trust (“Kohorst Account”). Everest Management’s Operating Agreement requires the consent of the Kohorst Account to vote or dispose of the units held by Everest Management. Mr. Kohorst possesses the sole power to determine whether such consent by the Kohorst Account will be given or withheld. Mr. Kohorst is a member and the manager of Everest Properties, and he possesses the sole power to vote or dispose of the Units held by Everest Properties.

(b)	As stated in Item 10, the Partnership has no directors or executive officers. As of March 1, 2005, none of the executive officers and directors of the Managing General Partner owned any Units.

(c)	None.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)	Certain Affiliates of the Managing General Partner were entitled to compensation and reimbursements of approximately $9,700 from the Partnership for investor communications, accounting and other miscellaneous services. Services of Affiliates are on terms which the Managing General Partner believes are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons. As of December 31, 2004 and 2003, there were no fees and reimbursements due to Affiliates.

In accordance with the Partnership Agreement, subsequent to March 31, 1983, the Termination of the Offering, the General Partners are entitled to 10% of Cash Flow (as defined by the Partnership Agreement) as their Subordinated Partnership Management Fee, provided that Limited Partners first receive specified non-cumulative annual rates of return on their Capital Investment.

In accordance with the Partnership Agreement, Net Profits (exclusive of depreciation and Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners’ Subordinated Partnership Management Fee or 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners, in an amount equal to the aggregate amount of depreciation previously allocated to them; second, to the General Partners and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; third, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and fourth, the balance, if any, to the Limited Partners. Net Losses (exclusive of depreciation and Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. All depreciation is allocated 10% to the General Partners and 90% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners’ capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (collectively, the “Excess Balances”), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. The General Partners were not entitled to cash distributions for the year ended December 31, 2004. For the years ended December 31, 2004, 2003 and 2002, the General Partners were allocated Net (Losses) of $(500), $(700) and $(500) respectively.

(b)	None.

(c)	No management person is indebted to the Partnership.

(d)	None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The fees billed by Ernst & Young LLP for professional services rendered for each of the years ended December 31, 2004 and 2003 aggregated $14,000 and $10,300, respectively, and were comprised of the following:

	For the Years Ended December 31,
	2004	2003
Audit Fees	$10,800	$7,350
Audit Related Fees	—	—
Tax Fees	3,200	2,950
All Other Fees	—	—

Pre-approval Policies and Procedures

The Partnership currently has a policy in place that requires its review and pre-approval of all audit and permissible non-audit services provided by its auditors. These services may include audit services, audit-related services, tax services and other services.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a,c & d) (1,2 & 3) See Index of Financial Statements, Schedule and Exhibits on page A-1 of

Form 10-K.

(b) EXHIBITS FILED AS PART OF THIS REPORT

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

EXHIBIT (13) Annual Report to Security Holders

The 2004 Annual Report to Limited Partners is being sent under separate cover, not as a filed document and not via EDGAR, for the information of the Commission.

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

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.—1

	BY:	FIRST CAPITAL FINANCIAL, L.L.C. MANAGING GENERAL PARTNER

Dated: March 30, 2005	By:	/s/ DONALD J. LIEBENTRITT
DONALD J. LIEBENTRITT
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ DONALD J. LIEBENTRITT DONALD J. LIEBENTRITT	March 30, 2005	President, Chief Executive Officer and Sole Director of the Managing General Partner

/s/ PHILIP TINKLER PHILIP TINKLER	March 30, 2005	Vice President—Finance and Treasurer of the Managing General Partner

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

EXHIBIT (13) Annual Report to Security Holders

The 2004 Annual Report to Limited Partners is being sent under separate cover, not as a filed document and not via EDGAR, for the information of the Commission.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners

First Capital Institutional Real Estate, Ltd.—1

Chicago, Illinois

We have audited the accompanying balance sheets of First Capital Institutional Real Estate, Ltd.—1 as of December 31, 2004 and 2003, and the related statements of income and expenses, partners’ capital and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Institutional Real Estate, Ltd.—1 at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U. S. generally accepted accounting principles.

/s/    Ernst & Young LLP

Chicago, Illinois

February 28, 2005

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.—1

BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

(All dollars rounded to nearest 00s)

	2004	2003

ASSETS
Cash and cash equivalents	$2,483,900	$4,023,300
Due from Affiliates	146,700	—
Other assets	6,000	3,300

	$2,636,600	$4,026,600

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Accounts payable and accrued expenses	$53,000	$39,700
Other liabilities	2,200	2,200

Total Liabilities	55,200	41,900

Commitments and contingencies for environmental remediation	—	—
Partners’ capital:
General Partners	—	613,900
Limited Partners (60,000 Units issued and outstanding)	2,581,400	3,370,800

	2,581,400	3,984,700

	$2,636,600	$4,026,600

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(All dollars rounded to nearest 00s)

	GENERAL PARTNERS	LIMITED PARTNERS	TOTAL

Partners’ capital, January 1, 2002	$615,100	$3,484,000	$4,099,100
Net (loss) for the year ended December 31, 2002	(500)	(47,100)	(47,600)

Partners’ capital, December 31, 2002	614,600	3,436,900	4,051,500
Net (loss) for the year ended December 31, 2003	(700)	(66,100)	(66,800)

Partners’ capital, December 31, 2003	613,900	3,370,800	3,984,700
Net (loss) for the year ended December 31, 2004	(500)	(82,800)	(83,300)

Reallocation of Partners’ Capital	(613,400)	613,400	—
Distributions for the year ended December 31, 2004	—	(1,320,000)	(1,320,000)

Partners’ capital, December 31, 2004	$—	$2,581,400	$2,581,400

The accompanying notes are an integral part of the financial statements

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.—1

STATEMENTS OF INCOME AND EXPENSES

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(All dollars rounded to nearest 00s

except per Unit amounts)

	2004	2003	2002

Income:
Interest	$49,300	$43,100	$71,500
Other income	1,000	—	—

	50,300	43,100	71,500

Expenses:
General and administrative:
Affiliates	9,700	9,700	16,900
Nonaffiliates	123,900	100,200	102,200

	133,600	109,900	119,100

Net (loss)	$(83,300)	$(66,800)	$(47,600)

Net (loss) allocated to General Partners	$(500)	$(700)	$(500)

Net (loss) allocated to Limited Partners	$(82,800)	$(66,100)	$(47,100)

Net (loss) allocated to Limited Partners per Unit (60,000 Units outstanding)	$(1.38)	$(1.10)	$(0.79)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(All dollars rounded to nearest 00s)

	2004	2003	2002

Cash flows from operating activities:
Net (loss)	$(83,300)	$(66,800)	$(47,600)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in assets and liabilities:
(Increase) in due from Affiliates	(146,700)	—	—
(Increase) decrease in other assets	(2,700)	1,400	3,100
Increase in accounts payable and accrued expenses	13,300	2,800	2,100
(Decrease) in due to Affiliates	—	—	(3,500)
(Decrease) increase in other liabilities	—	(2,800)	2,700

Net cash (used in) operating activities	(219,400)	(65,400)	(43,200)

Cash flows from financing activities:
Distribution to Partners	(1,320,000)	—	—

Cash (used in) financing activities	(1,320,000)	—	—

Net (decrease) in cash and cash equivalents	(1,539,400)	(65,400)	(43,200)
Cash and cash equivalents at the beginning of the year	4,023,300	4,088,700	4,131,900

Cash and cash equivalents at the end of the year	$2,483,900	$4,023,300	$4,088,700

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

The Partnership’s financial statements include financial instruments, including other assets and trade liabilities. The fair value of all financial instruments, including cash and cash equivalents, was not materially different from their carrying value at December 31, 2004 and 2003.

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

2. Related party transactions: (continued)

amount of their capital accounts equal to the greater of the Sale Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and fourth, the balance, if any, to the Limited Partners. Net Losses (exclusive of depreciation and Net Losses from the sale, disposition, or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. All depreciation is allocated 10% to the General Partners and 90% to the Limited Partners. Net Losses from the sale, disposition, or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners’ capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (collectively, the “Excess Balances”), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition, or provision for value impairment of a Partnership property. The General Partners were not entitled to cash distributions for the years ended December 31, 2004, 2003 and 2002. During the years ended December 31, 2004, 2003 and 2002 the General Partners were allocated Net (Losses) of $(500), $(700) and $(500), respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates for the years ended December 31, 2004, 2003 and 2002 were as follows:

	2004		2003		2002
	Paid	Payable	Paid	Payable	Paid	Payable

Reimbursement of expenses, at cost:
—Accounting	$9,700	None	$9,700	None	$7,000	None
—Investor communication	None	None	None	None	13,400	None

	$9,700	None	$9,700	None	$20,400	None

3. Environmental matter:

In 1996, the Managing General Partner became aware of the existence of hazardous substances in the soil and groundwater under Lakewood Square Shopping Center (“Lakewood”). In connection with the 1997 sale of Lakewood, the purchaser assumed the obligation to remedy the hazardous substances in the manner required by law, which includes, but is not limited to, payment of all costs in connection with the remediation work. In addition, the purchaser provided the Partnership with certain indemnification protection in relation to clean-up costs and related expenses arising from the presence of these hazardous substances. The purchaser completed the initial stage of the Remediation Action Plan which was approved by the Los Angeles Regional Water Quality Control Board. Based on the most recent information made available, the Los Angeles Regional Water Quality Control Board has agreed to a suspension of active remediation for the time being but is requiring a successor owner of the property to continue to monitor the groundwater. It is not known whether further remediation will be required. The Managing General Partner continues to monitor the documentation delivered by the successor owner regarding the hazardous substances at Lakewood.

4. Reallocation of Partners’ Capital:

The Managing General Partner believes that, under the terms of the Partnership Agreement, the General Partners will not be entitled to any distributions and all remaining cash will be distributed to the Limited Partners. Accordingly, during the quarter ended December 31, 2004, there has been a reallocation of equity from the General Partners to the Limited Partners.

Since the final distribution will be contingent upon estimated liquidation and dissolution costs that have not yet been recognized in the financial statements, the amount and timing of the final distribution to the Limited Partners has not yet been determined and may not equal the $2,581,400 reflected on the Balance Sheet as Limited Partners’ Capital.