Form 10-Q
period 2005-06-30
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 1
filed 2005-08-12
CIK 730212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2005

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BALANCE SHEETS

(All dollars rounded to nearest 00s)

	June 30, 2005 (Unaudited)	December 31, 2004

ASSETS
Cash and cash equivalents	$2,618,500	$2,483,900
Due from Affiliates	—	146,700
Other assets	6,400	6,000

	$2,624,900	$2,636,600

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Accounts payable and accrued expenses	$75,600	$53,000
Other liabilities	2,200	2,200

	77,800	55,200

Commitments and contingencies for environmental remediation	—	—
Partners’ capital:
General Partners	—	—
Limited Partners (60,000 Units issued and outstanding)	2,547,100	2,581,400

	2,547,100	2,581,400

	$2,624,900	$2,636,600

STATEMENT OF PARTNERS’ CAPITAL

For the six months ended June 30, 2005 (Unaudited)

(All dollars rounded to nearest 00s)

	General Partners	Limited Partners	Total

Partners’ capital, January 1, 2005	$—	$2,581,400	$2,581,400
Net (loss) for the six months ended June 30, 2005	—	(34,300)	(34,300)

Partners’ capital, June 30, 2005	$—	$2,547,100	$2,547,100

The accompanying notes are an integral part of the financial statements

STATEMENTS OF INCOME AND EXPENSES

For the quarters ended June 30, 2005 AND 2004 (Unaudited)

(All dollars rounded to nearest 00s

except per Unit amounts)

	2005	2004

Income:
Interest	$18,600	$9,500

	18,600	9,500

Expenses:
General and administrative:
Affiliates	2,400	2,400
Nonaffiliates	36,800	26,700

	39,200	29,100

Net (loss)	$(20,600)	$(19,600)

Net (loss) allocated to General Partners	$—	$(200)

Net (loss) allocated to Limited Partners	$(20,600)	$(19,400)

Net (loss) allocated to Limited Partners per Unit (60,000 Units outstanding)	$(0.34)	$(0.32)

STATEMENTS OF INCOME AND EXPENSES

For the six months ended June 30, 2005 AND 2004 (Unaudited)

(All dollars rounded to nearest 00s

except per Unit amounts)

	2005	2004

Income:
Interest	$34,500	$18,900
Other	—	1,000

	34,500	19,900

Expenses:
General and administrative:
Affiliates	4,800	4,800
Nonaffiliates	64,000	51,900

	68,800	56,700

Net (loss)	$(34,300)	$(36,800)

Net (loss) allocated to General Partners	$—	$(400)

Net (loss) allocated to Limited Partners	$(34,300)	$(36,400)

Net (loss) allocated to Limited Partners per Unit (60,000 Units outstanding)	$(0.57)	$(0.61)

STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2005 AND 2004 (Unaudited)

(All dollars rounded to nearest 00s)

	2005	2004

Cash flows from operating activities:
Net (loss)	$(34,300)	$(36,800)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Changes in assets and liabilities:
Decrease in due from Affiliates	146,700	—
(Increase) decrease in other assets	(400)	100
Increase in accounts payable and accrued expenses	22,600	12,600

Net cash provided by (used in) operating activities	134,600	(24,100)
Cash and cash equivalents at the beginning of the period	2,483,900	4,023,300

Cash and cash equivalents at the end of the period	$2,618,500	$3,999,200

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

Accounting policies:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. Reference is made to the Partnership’s Annual Report for the year ended December 31, 2004, for a description of other accounting policies and additional details of the Partnership’s financial condition, results of operations, changes in Partners’ capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

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

In accordance with the Partnership Agreement, Net Profits (exclusive of depreciation and Net Profits from the sale, disposition, or provision for value impairment of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners’ Subordinated Partnership Management Fee or 1% of such Net Profits; second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners, in an amount equal to the aggregate amount of depreciation previously allocated to them; second, to the General Partners and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; third, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and fourth, the balance, if any, to the Limited Partners. Net Losses (exclusive of depreciation and Net Losses from the sale, disposition, or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. All depreciation is allocated 10% to the General Partners and 90% to the Limited Partners. Net Losses from the sale, disposition, or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners’ capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (collectively, the “Excess Balances”), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition, or provision for value impairment of a Partnership property. The General Partners were not entitled to cash distributions for the quarters and six months ended June 30, 2005 and 2004. For the quarter and six months ended June 30, 2005, the General Partners were allocated Net (Losses) of $(0) and $(0), respectively. For the quarter and six months ended June 30, 2004, the General Partners were allocated Net (Losses) of $(200) and $(400), respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates as of June 30, 2005 were as follows:

	Paid
	Quarter	Six Months	Payable

Reimbursement of expenses, at cost:
—Accounting	$2,400	$4,800	$0

3. Environmental matter

In 1996, the Managing General Partner became aware of the existence of hazardous substances in the soil and groundwater under Lakewood Square Shopping Center (“Lakewood”). In connection with the 1997 sale of Lakewood, the purchaser assumed the obligation to remedy the hazardous substances in the manner required by law, which includes, but is not limited to, payment of all costs in connection with the remediation work. In addition, the purchaser provided the Partnership with certain indemnification protection in relation to clean-up costs and related expenses arising from the presence of these hazardous substances. The purchaser completed the initial stage of the Remediation Action Plan which was approved by the Los Angeles Regional Water Quality Control Board. Based on the most recent information made available, the Los Angeles Regional Water Quality Control Board has agreed to a suspension of active remediation for the time being but is requiring a successor owner of the property to continue to monitor the groundwater. It is not known whether further active remediation will be required. The Managing General Partner continues to monitor the documentation delivered by the successor owner regarding the hazardous substances at Lakewood.

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

Since the final distribution will be contingent upon estimated liquidation and dissolution costs that have not yet been recognized in the financial statements, the amount and timing of the final distribution to the Limited Partners has not yet been determined and may not equal the $2,547,100 reflected on the Balance Sheet as Limited Partners’ Capital.

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

Operations

Net (loss) changed from $(19,600) and $(36,800) for the quarter and six months ended June 30, 2004 to $(20,600) and $(34,300) for the quarter and six months ended June 30, 2005. The change was primarily due to an increase in the in the costs related to investor services, offset by an increase in the interest earned on the Partnership’s short-term investments, the result of an increase in the interest rates earned on those investments.

Liquidity and Capital Resources

The increase in the Partnership’s cash position of $134,600 for the six months ended June 30, 2005 was the result of net cash provided by operating activities. Liquid assets (including cash and cash equivalents) of the Partnership as of June 30, 2005 were comprised of amounts reserved for the Lakewood Square Shopping Center (“Lakewood”) (sold in 1997) environmental matter (as hereafter discussed) and Partnership liquidation expenses.

Net cash provided by (used in) operating activities increased from $(24,100) for the six months ended June 30, 2004 to $134,600 for the six months ended June 30, 2005. As part of the December 2004 distribution to the Partners, the General Partners received $146,700. The Managing General Partner determined that the General Partners were not entitled to this distribution and accordingly a receivable from the General Partners was established at December 31, 2004. The distribution amount was repaid to the partnership in March, 2005 and included interest at the LIBOR rate plus 2%, the same rate of interest earned by the General Partners. The repayment of this receivable was the primary reason for the change in net cash provided by operating activities.

The Partnership has no financial instruments for which there are significant market risks.

As described in Note 3 of the Notes to Financial Statements, the Partnership is awaiting resolution of an environmental matter at Lakewood. The purchaser of Lakewood has completed the initial stage of the Remediation Action Plan which was approved by the Los Angeles Regional Water Quality Control Board. Based on the most recent information made available, the Los Angeles Regional Water Quality Control Board has allowed the current owner to suspend active remediation for the time being but is requiring the owner to continue to monitor the groundwater. It is not known whether further active remediation will be required. The Managing General Partner is continuing to monitor the documentation delivered by the successor owner regarding the hazardous substances at Lakewood. Until the environmental matter at Lakewood is resolved to the satisfaction of the Managing General Partner, the Partnership will continue to maintain a reserve of liquid assets (cash and cash equivalents).

Under the terms of the Partnership Agreement, the General Partners will not be entitled to any future distributions. Therefore, during the quarter ended December 31, 2004, the Managing General Partner concluded that all remaining cash will be distributed to the Limited Partners and as a result, there was a reallocation of equity from the General Partners to the Limited Partners. Since the final distribution will be contingent upon estimated liquidation and dissolution costs that have not yet been recognized in the financial statements, the amount and timing of the final distribution to the Limited Partners has not yet been determined and may not equal the $2,547,100 reflected on the Balance Sheet as Limited Partners’ Capital.

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

There were no reports filed on Form 8-K for the quarter ended June 30, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.—1

	By:	FIRST CAPITAL FINANCIAL, L.L.C. MANAGING GENERAL PARTNER

Date: August 12, 2005	By:	/s/ DONALD J. LIEBENTRITT
DONALD J. LIEBENTRITT President and Chief Executive Officer

Date: August 12, 2005	By:	/s/ PHILIP TINKLER
PHILIP TINKLER Vice President—Finance and Treasurer