Form 10-K
period 2005-12-31
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 1
filed 2006-03-30
CIK 730212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

There is no public market or recent trading history for the Registrant’s units. The closest approximation of the aggregate market value of Registrant’s units held by non-affiliates would be the net asset value of Registrant. As of June 30, 2005, the net asset value of Registrant was $2,547,100. Assuming amounts which are currently being retained, and may be expended, by Registrant for ongoing and contingent liabilities, including the potential environmental liability described more fully in this Form 10-K, are deducted from such net asset value, the resulting aggregate market value of Registrant’s units would be nominal.

Documents incorporated by reference:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the definitive Prospectus dated October 25, 1982, included in the Registrant’s Registration Statement on Form S-11 (Registration No. 2-79092), is incorporated herein by reference in Part IV of this report.

Exhibit Index—Page A-1

PART I

ITEM 1.    BUSINESS

The Registrant, First Capital Institutional Real Estate, Ltd.—1 (the “Partnership”) is a limited partnership organized in 1982 under the Florida Uniform Limited Partnership Law and the business of the Partnership was to invest primarily in existing, improved, income-producing commercial real estate, such as shopping centers, warehouses, office buildings, and, to a lesser extent, in other types of income-producing commercial real estate. During the year ended December 31, 1997, the Partnership sold all of its remaining property investments. The Partnership is monitoring the remediation of an environmental matter at one of the properties sold during 1997 located in Lakewood, California. When the environmental matter at the property is remediated to the satisfaction of the Partnership, Limited Partners will receive a final liquidating distribution of the remaining cash held by the Partnership, less amounts reserved for administrative expenses and any amounts deemed necessary to resolve, or provide for, any post-closing matters. Capitalized terms used in this report have the same meaning as those terms have in the Partnership Agreement. As of December 31, 2005, the Partnership had no employees.

ITEM 1A.    RISK FACTORS

There are inherent risks and uncertainties that could adversely affect the Partnership’s operating performance and financial condition. Reference should be made to “Forward looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 below.

In 1996, the Managing General Partner became aware of the existence of hazardous substances in the soil and groundwater under Lakewood Square Shopping Center (“Lakewood”). In connection with the 1997 sale of Lakewood, the purchaser assumed the obligation to remedy the hazardous substances in the manner required by law, which includes, but is not limited to, payment of all costs in connection with the remediation work. In addition, the purchaser provided the Partnership with certain indemnification protection in relation to clean-up costs and related expenses arising from the presence of these hazardous substances. A pilot test of a specific cleanup technology was completed, however for engineering and geologic reasons the pilot test was unsuccessful. As a result, the environmental engineers and Los Angeles Regional Water Quality Control Board staff overseeing the remediation decided not to proceed with full-scale cleanup utilizing the technology of the pilot test. Groundwater monitoring continues at the site and the current owner is required to conduct a new pilot test using a different cleanup technique. The new pilot test should commence in 2006. The Managing General Partner continues to monitor the documentation delivered by the current owner regarding the hazardous substances at Lakewood. Until the environmental matter at Lakewood is resolved to the satisfaction of the Managing General Partner, the Partnership will continue to maintain a reserve.

ITEM 2.    PROPERTIES

The Partnership does not currently own any property investments.

ITEM 3.    LEGAL PROCEEDINGS

(a & b) The Partnership was not a party to, nor the subject of, any material pending legal proceedings, nor were any such proceedings terminated during the quarter ended December 31, 2005. Ordinary routine litigation incidental to the business which were not deemed material were pursued during the quarter ended December 31, 2005.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a,b,c & d) None.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S EQUITY AND RELATED SECURITY HOLDER MATTERS

There has not been, nor is there expected to be, a public market for Units.

As of March 1, 2006, there were 6,390 Holders of Limited Partnership Units (the “Units”), who held 60,000 Units.

On December 20, 2004, a dividend of $22.00 was declared and paid to Unit Holders. As set forth in Item 1 of this Form 10-K, the Partnership intends to pay a final liquidating distribution upon the final disposition of certain environmental matters and administrative expenses.

ITEM 6.    SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2005	2004	2003	2002	2001

Total revenues	$81,700	$50,300	$43,100	$71,500	$165,200
Net (loss) income	$(61,800)	$(83,300)	$(66,800)	$(47,600)	$49,800
Net (loss) income allocated to Limited Partners	$(61,800)	$(82,800)	$(66,100)	$(47,100)	$49,300
Net (loss) income allocated to Limited Partners per Unit (60,000 Units outstanding)	$(1.03)	$(1.38)	$(1.10)	$(0.79)	$0.82

Total assets	$2,578,900	$2,636,600	$4,026,600	$4,093,400	$4,139,700

Declared distributions to Limited Partners per Unit (60,000 Units outstanding)	None	$22.00	None	None	None
Return of capital to Limited Partners per Unit (60,000 Units outstanding) (a)	None	$22.00	None	None	None

a)	For the purposes of this table, return of capital represents either: 1) the amount by which distributions, if any, exceed net income for the respective year or 2) total distributions, if any, when the Partnership incurs a net loss for the respective year. Pursuant to the Partnership Agreement, Capital Investment is only reduced by distributions of Sale Proceeds. Accordingly, return of capital as used in the above table does not impact Capital Investment.

ITEM 6.    SELECTED FINANCIAL DATA (Continued)

The following table includes a reconciliation of Cash (Deficit) Flow (as defined in the Partnership Agreement) to net cash provided by (used in) operating activities as determined by accounting principles generally accepted in the United States (“GAAP”):

	For the Years Ended December 31,
	2005	2004	2003	2002	2001

Cash (Deficit) Flow (as defined in the Partnership Agreement) (a)	$(61,800)	$(83,300)	$(66,800)	$(47,600)	$49,800
Items of reconciliation:
Changes in assets and liabilities:
Decrease (increase) in current assets	152,700	(149,400)	1,400	3,100	(7,600)
Increase in current liabilities	4,100	13,300	—	1,300	5,600

Net cash provided by (used in) operating activities	$95,000	$(219,400)	$(65,400)	$(43,200)	$47,800

Net cash provided by investing activities	$—	$—	$—	$—	$3,727,800

Net cash (used in) financing activities	$—	$(1,320,000)	$—	$—	$—

(a)	Cash (Deficit) Flow is defined in the Partnership Agreement as Partnership revenues earned from operations (excluding tenant deposits and proceeds from the sale or disposition of any Partnership properties), minus all expenses incurred (including Operating Expenses and any reserves deemed reasonably necessary by the Managing General Partner), except depreciation and amortization expenses and capital expenditures, lease acquisition expenditures and the General Partners’ Subordinated Partnership Management Fee.

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

Operations

Comparison of the year ended December 31, 2005 to the year ended December 31, 2004.

Net (loss) decreased from $(83,300) for the year ended December 31, 2004 to $(61,800) for the year ended December 31, 2005. The decrease was primarily due to an increase in the interest earned on the Partnership’s short-term investments, the result of an increase in the interest rates earned on those investments, partially offset by an increase in the costs related to investor services.

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

Liquidity and Capital Resources

The increase in the Partnership’s cash position of $95,000 for the year ended December 31, 2005 was the result of net cash provided by operating activities. Liquid assets (including cash and cash equivalents) of the Partnership as of December 31, 2005 were comprised of amounts reserved for the Lakewood Square Shopping Center (“Lakewood”) (sold in 1997), environmental matters (as hereafter discussed) and Partnership liquidation expenses.

Net cash provided by operating activities for the year ended December 31, 2005 was $95,000, a $314,400 increase when compared to the year ended December 31, 2004. As part of the December 2004 distribution to the Partners, the General Partners received $146,700. The Managing General Partner determined that the General Partners were not entitled to this distribution and accordingly a receivable from the General Partners was established at December 31, 2004. The distribution amount was repaid to the partnership in March, 2005 and included interest at the LIBOR rate plus 2%, the same rate of interest earned by the General Partners. The repayment of this receivable was the primary reason for the change in net cash provided by operating activities.

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

Net cash (used in) operating activities for the year ended December 31, 2004 was $(219,400), a $154,000 increase when compared to the year ended December 31, 2003. As part of the December 2004 distribution to the Partners, the General Partners received $146,700. The Managing General Partner determined that the General Partners were not entitled to this distribution and accordingly a receivable from the General Partners was established at December 31, 2004. This was the primary reason for the increase in the use of cash.

The Partnership has no financial instruments for which there are significant market risks.

As described in Note 3 of the Notes to Financial Statements, the Partnership is awaiting resolution of an environmental matter at Lakewood. A pilot test of a specific cleanup technology was completed, however for engineering and geologic reasons the pilot test was unsuccessful. As a result, the environmental engineers and Los Angeles Regional Water Quality Control Board staff overseeing the remediation decided not to proceed with full-scale cleanup utilizing the technology of the pilot test. Groundwater monitoring continues at the site and the current owner is required to conduct a new pilot test using a different cleanup technique. The new pilot test should commence in 2006. The Managing General Partner is continuing to monitor the documentation delivered by the successor owner regarding the hazardous substances at Lakewood. Until the environmental matter at Lakewood is resolved to the satisfaction of the Managing General Partner, the Partnership will continue to maintain a reserve.

Under the terms of the Partnership Agreement, the General Partners will not be entitled to any future distributions. Therefore, during the quarter ended December 31, 2004, the Managing General Partner concluded that all remaining cash will be distributed to the Limited Partners and as a result, there was a reallocation of equity from the General Partners to the Limited Partners. Since the final distribution will be contingent upon estimated liquidation and dissolution costs that have not yet been recognized in the financial statements, the amount and timing of the final distribution to the Limited Partners has not yet been determined and may not equal the $2,519,600 reflected on the Balance Sheet as Limited Partners’ Capital.

Off Balance Sheet Arrangements

The Partnership has no “off-balance sheet arrangements” that would be required to be disclosed pursuant to Item 303 of Regulation S-K under the Securities Act of 1934, as amended.

Contractual Obligations

At December 31, 2005, the Partnership had no contractual obligations.

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

The principal executive officer and the principal financial officer of the Managing General Partner, Philip G. Tinkler, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures, as required by Rule 13A-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon the results of that evaluation, the executive officer has concluded that as of the end of the period covered by this annual report, the Partnership’s disclosure controls and procedures were effective in all material respects to ensure that the information required to be disclosed by the Partnership in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

The Managing General Partner of the Partnership is responsible for establishing and maintaining a system of internal control over financial reporting for the Partnership (as defined in Rules 13A-15(f) and 15d-15(f) under the Exchange Act) designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. The principal executive officer and principal financial officer of the Managing General Partner has determined that during the most recent fiscal quarter, there have been no changes in internal control over financial reporting that occurred that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

The executive officer of the Managing General Partner does not expect that the Partnership’s disclosure controls and procedures or internal controls and procedure will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of control must be considered relative to their costs. Because of the inherent limitation in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Partnership have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, control can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitation in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) & (e) DIRECTORS

The Partnership has no directors. First Capital Financial L.L.C. (“Managing General Partner”) (formerly known as First Capital Financial Corporation) is the managing general partner of the partnership. The director of the Managing General Partner as of March 15, 2006, is shown in the table below. Directors serve for one year or until their successors are elected. The next annual meeting of the Managing General Partner will be held in June 2006.

Name	Office
Philip G. Tinkler	Director

Philip G. Tinkler, 41, has been President, Chief Executive Officer, Chief Financial Officer and a Director since March 2006, Treasurer since April 2001 and was Vice President – Finance from April 2001 until March 2006. He has been Chief Financial Officer of Equity Group Investments, L.L.C., a private investment company (“EGI”), since January 2003, was appointed Chief Operating Officer of EGI in March 2006, and has served in various other capacities for EGI or its predecessor since 1990. Mr. Tinkler was the Chief Financial Officer of Danielson Holding Corporation (now known as Covanta Holding Corporation) from January 2003 through September 2004.

(b) & (e) EXECUTIVE OFFICERS

The Partnership does not have any executive officers. The executive officer of the Managing General Partner as of March 15, 2006 is shown in the table below. All officers are elected to serve for one year or until their successors are elected and qualified.

Name	Office
Philip G. Tinkler	President, Chief Executive Officer, Chief
Financial Officer and Treasurer

Philip G. Tinkler—See Table of Directors above.

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

(j) CODE OF ETHICS

The Partnership has not adopted a code of ethics that applies to its executive officers. As stated in Item 10(a), the Partnership does not have any executive officers. The executive officer of the Managing General Partner shall be governed by the corporate governance requirements of the Managing General Partner.

ITEM 11.	EXECUTIVE COMPENSATION

(a - d, g - l) As stated in Item 10, the Partnership has no officers or directors. Neither the Managing General Partner, nor any director or officer of the Managing General Partner, received any direct remuneration from the Partnership during the year ended December 31, 2005. However, Affiliates of the Managing General Partner do compensate the directors and officers of the Managing General Partner.

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

Security Ownership

(a)	The following table sets forth, as of March 1, 2006, (unless otherwise indicated in a footnote), information concerning the beneficial ownership of voting securities of the Partnership by the persons known by the Partnership to own beneficially more than 5.0% of the outstanding shares of Units.

Title of Class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of Class

Units	W. Robert Kohorst	7,130(1)	10.3%
	155 North Lake Avenue #1000
	Pasadena, California 91101

(1)	The number of Units beneficially owned by W. Robert Kohorst is based on information provided by the transfer agent to the Partnership and set forth in the Schedule 13G filed on September 25, 2002 by Mr. Kohorst. According to the transfer agent, the Units are held of record by Everest Management, LLC (“Everest Management”) (1,779.5 Partnership Units), Everest Investors 8, LLC (“Everest 8”) (1,217 Partnership Units), Everest Investors 12, LLC (“Everest 12”) (898 Partnership Units) and Everest Properties II, LLC (“Everest Properties II”) (3,236 Partnership Units) as of March 1, 2006. The members of Everest 8 include Everest Partners, LLC (“Everest Partners”) and Everest Properties. Pursuant to the Operating Agreement of Everest 8, the consent of Everest Properties II is required to vote or dispose of the Units held by each such company. Mr. Kohorst possesses shared power to determine whether consent by Everest Partners will be given or withheld, and Mr. Kohorst possesses sole power to determine whether such consent by Everest Properties will be given or withheld. The members of Everest Management include W. Robert Kohorst Self-Directed Account in Everest Properties II, LLC Money Purchase Pension Plan Trust (“Kohorst Account”). Everest Management’s Operating Agreement requires the consent of the Kohorst Account to vote or dispose of the units held by Everest Management. Mr. Kohorst possesses the sole power to determine whether such consent by the Kohorst Account will be given or withheld. Mr. Kohorst is a member and the manager of Everest Properties, and he possesses the sole power to vote or dispose of the Units held by Everest Properties.

(b)	As stated in Item 10, the Partnership has no directors or executive officers. As of March 1, 2006, none of the executive officers and directors of the Managing General Partner owned any Units.

(c)	None.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)	Certain Affiliates of the Managing General Partner were entitled to compensation and reimbursements of approximately $9,700 from the Partnership for investor communications, accounting and other miscellaneous services. Services of Affiliates are on terms which the Managing General Partner believes are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons. As of December 31, 2005 and 2004, there were no fees and reimbursements due to Affiliates.

In accordance with the Partnership Agreement, subsequent to March 31, 1983, the Termination of the Offering, the General Partners are entitled to 10% of Cash Flow (as defined by the Partnership Agreement) as their Subordinated Partnership Management Fee, provided that Limited Partners first receive specified non-cumulative annual rates of return on their Capital Investment.

In accordance with the Partnership Agreement, Net Profits (exclusive of depreciation and Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners’ Subordinated Partnership Management Fee or 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners, in an amount equal to the aggregate amount of depreciation previously allocated to them; second, to the General Partners and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; third, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and fourth, the balance, if any, to the Limited Partners. Net Losses (exclusive of depreciation and Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. All depreciation is allocated 10% to the General Partners and 90% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners’ capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (collectively, the “Excess Balances”), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. The General Partners were not entitled to cash distributions for the year ended December 31, 2005. For the year ended December 31, 2005, the General Partners were not allocated any net loss. For the years ended December 31, 2004 and 2003, the General Partners were allocated Net (Losses) of $(500) and $(700) respectively.

(b)	None.

(c)	No management person is indebted to the Partnership.

(d)	None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The fees billed by Ernst & Young LLP for professional services rendered for each of the years ended December 31, 2005 and 2004 aggregated $20,000 and $15,300, respectively, and were comprised of the following:

	For the Years Ended December 31,
	2005	2004
Audit Fees	$15,100	$10,800
Audit Related Fees	—	—
Tax Fees	4,900	4,500
All Other Fees	—	—

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

EXHIBIT (13) Annual Report to Security Holders

The 2005 Annual Report to Limited Partners is being sent under separate cover, not as a filed document and not via EDGAR, for the information of the Commission.

EXHIBIT (31.1)

Certification of Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.—1

	BY:	FIRST CAPITAL FINANCIAL, L.L.C. MANAGING GENERAL PARTNER

Dated: March 30, 2006	By:	/s/ PHILIP G. TINKLER
PHILIP G. TINKLER
President, Chief Executive Officer, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ PHILIP G. TINKLER PHILIP G. TINKLER	March 30, 2006	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Sole Director of the Managing General Partner

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

The 2005 Annual Report to Limited Partners is being sent under separate cover, not as a filed document and not via EDGAR, for the information of the Commission.

EXHIBIT (31.1)

Certification of Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

EXHIBIT (32.1)

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners

First Capital Institutional Real Estate, Ltd.—1

Chicago, Illinois

We have audited the accompanying balance sheets of First Capital Institutional Real Estate, Ltd.—1 as of December 31, 2005 and 2004, and the related statements of operations, partners’ capital and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Institutional Real Estate, Ltd.—1 at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U. S. generally accepted accounting principles.

/s/    Ernst & Young LLP

Chicago, Illinois

February 28, 2006

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.—1

BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

(All dollars rounded to nearest 00s)

	2005	2004

ASSETS
Cash and cash equivalents	$2,578,900	$2,483,900
Due from Affiliates	—	146,700
Other assets	—	6,000

	$2,578,900	$2,636,600

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Accounts payable and accrued expenses	$57,100	$53,000
Other liabilities	2,200	2,200

Total Liabilities	59,300	55,200

Commitments and contingencies for environmental remediation	—	—
Partners’ capital:
General Partners	—	—
Limited Partners (60,000 Units issued and outstanding)	2,519,600	2,581,400

	2,519,600	2,581,400

	$2,578,900	$2,636,600

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(All dollars rounded to nearest 00s)

	GENERAL PARTNERS	LIMITED PARTNERS	TOTAL

Partners’ capital, January 1, 2003	$614,600	$3,436,900	$4,051,500
Net (loss) for the year ended December 31, 2003	(700)	(66,100)	(66,800)

Partners’ capital, December 31, 2003	613,900	3,370,800	3,984,700
Net (loss) for the year ended December 31, 2004	(500)	(82,800)	(83,300)
Reallocation of Partners’ Capital	(613,400)	613,400	—
Distributions for the year ended December 31, 2004	—	(1,320,000)	(1,320,000)

Partners’ capital, December 31, 2004	—	2,581,400	2,581,400
Net (loss) for the year ended December 31, 2005	—	(61,800)	(61,800)

Partners’ capital, December 31, 2005	$—	$2,519,600	$2,519,600

The accompanying notes are an integral part of the financial statements

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.—1

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(All dollars rounded to nearest 00s

except per Unit amounts)

	2005	2004	2003

Income:
Interest	$81,700	$49,300	$43,100
Other income	—	1,000	—

	81,700	50,300	43,100

Expenses:
General and administrative:
Affiliates	9,700	9,700	9,700
Nonaffiliates	133,800	123,900	100,200

	143,500	133,600	109,900

Net (loss)	$(61,800)	$(83,300)	$(66,800)

Net (loss) allocated to General Partners	$—	$(500)	$(700)

Net (loss) allocated to Limited Partners	$(61,800)	$(82,800)	$(66,100)

Net (loss) allocated to Limited Partners per
Unit (60,000 Units outstanding)	$(1.03)	$(1.38)	$(1.10)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(All dollars rounded to nearest 00s)

	2005	2004	2003

Cash flows from operating activities:
Net (loss)	$(61,800)	$(83,300)	$(66,800)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Changes in assets and liabilities:
Decrease (increase) in due from Affiliates	146,700	(146,700)	—
Decrease (increase) in other assets	6,000	(2,700)	1,400
Increase in accounts payable and accrued expenses	4,100	13,300	2,800
(Decrease) in other liabilities	—	—	(2,800)

Net cash provided by (used in) operating activities	95,000	(219,400)	(65,400)

Cash flows from financing activities:
Distribution to Partners	—	(1,320,000)	—

Cash (used in) financing activities	—	(1,320,000)	—

Net increase (decrease) in cash and cash equivalents	95,000	(1,539,400)	(65,400)
Cash and cash equivalents at the beginning of the year	2,483,900	4,023,300	4,088,700

Cash and cash equivalents at the end of the year	$2,578,900	$2,483,900	$4,023,300

The accompanying notes are an integral part of the financial statements

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.—1

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

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

The Partnership’s financial statements include financial instruments, including other assets and trade liabilities. The fair value of all financial instruments, including cash and cash equivalents, was not materially different from their carrying value at December 31, 2005 and 2004.

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

2. Related party transactions: (continued)

balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; third, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and fourth, the balance, if any, to the Limited Partners. Net Losses (exclusive of depreciation and Net Losses from the sale, disposition, or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. All depreciation is allocated 10% to the General Partners and 90% to the Limited Partners. Net Losses from the sale, disposition, or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners’ capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (collectively, the “Excess Balances”), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition, or provision for value impairment of a Partnership property. The General Partners were not entitled to cash distributions for the years ended December 31, 2005, 2004 and 2003. During the year ended December 31, 2005, the General Partners were not allocated any net loss. During the years ended December 31, 2004 and 2003 the General Partners were allocated Net (Losses) of $(500) and $(700), respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates for the years ended December 31, 2005, 2004 and 2003 were as follows:

	2005		2004		2003
	Paid	Payable	Paid	Payable	Paid	Payable

Reimbursement of expenses, at cost:
— Accounting	$9,700	None	$9,700	None	$9,700	None

3. Environmental matter:

In 1996, the Managing General Partner became aware of the existence of hazardous substances in the soil and groundwater under Lakewood Square Shopping Center (“Lakewood”). In connection with the 1997 sale of Lakewood, the purchaser assumed the obligation to remedy the hazardous substances in the manner required by law, which includes, but is not limited to, payment of all costs in connection with the remediation work. In addition, the purchaser provided the Partnership with certain indemnification protection in relation to clean-up costs and related expenses arising from the presence of these hazardous substances. A pilot test of a specific cleanup technology was completed, however for engineering and geologic reasons the pilot test was unsuccessful. As a result, the environmental engineers and Los Angeles Regional Water Quality Control Board staff overseeing the remediation decided not to proceed with full-scale cleanup utilizing the technology of the pilot test. Groundwater monitoring continues at the site and the current owner is required to conduct a new pilot test using a different cleanup technique. The Managing General Partner continues to monitor the documentation delivered by the current owner regarding the hazardous substances at Lakewood.

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

Since the final distribution will be contingent upon estimated liquidation and dissolution costs that have not yet been recognized in the financial statements, the amount and timing of the final distribution to the Limited Partners has not yet been determined and may not equal the $2,519,600 reflected on the Balance Sheet as Limited Partners’ Capital.