Form 10-Q
period 2006-03-31
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 1
filed 2006-05-12
CIK 730212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.    Large accelerated filer  ☐     Accelerated filer  ☐     Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Documents incorporated by reference:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the definitive Prospectus dated October 25, 1982, included in the Registrant’s Registration Statement on Form S-11 (Registration No. 2-79092), is incorporated herein by reference in Part I of this report.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.—1

BALANCE SHEETS

(All dollars rounded to nearest 00s)

	March 31, 2006 (Unaudited)	December 31, 2005

ASSETS
Cash and cash equivalents	$2,606,700	$2,578,900

	$2,606,700	$2,578,900

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Accounts payable and accrued expenses	$93,100	$57,100
Due to Affiliates	2,400	—
Other liabilities	2,200	2,200

	97,700	59,300

Commitments and contingencies for environmental remediation	—	—
Partners’ capital:
General Partners	—	—
Limited Partners (60,000 Units issued and outstanding)	2,509,000	2,519,600

	2,509,000	2,519,600

	$2,606,700	$2,578,900

STATEMENT OF PARTNERS' CAPITAL

For the quarter ended March 31, 2006 (Unaudited)

(All dollars rounded to nearest 00s)

	General Partners	Limited Partners	Total

Partners’ capital, January 1, 2006	$—	$2,519,600	$2,519,600
Net (loss) for the quarter ended March 31, 2006	—	(10,600)	(10,600)

Partners’ capital, March 31, 2006	$—	$2,509,000	$2,509,000

The accompanying notes are an integral part of the financial statements

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.—1

STATEMENTS OF INCOME AND EXPENSES

For the quarters ended March 31, 2006 and 2005 (Unaudited)

(All dollars rounded to nearest 00s

except per Unit amounts)

	2006	2005

Income:
Interest	$27,800	$15,900

	27,800	15,900

Expenses:
General and administrative:
Affiliates	2,400	2,400
Nonaffiliates	36,000	27,200

	38,400	29,600

Net (loss)	$(10,600)	$(13,700)

Net (loss) allocated to General Partners	$—	$—

Net (loss) allocated to Limited Partners	$(10,600)	$(13,700)

Net (loss) allocated to Limited Partners per Unit (60,000 Units outstanding)	$(0.18)	$(0.23)

STATEMENTS OF CASH FLOWS

For the quarters ended March 31, 2006 and 2005 (Unaudited)

(All dollars rounded to nearest 00s)

	2006	2005

Cash flows from operating activities:
Net (loss)	$(10,600)	$(13,700)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Changes in assets and liabilities:
Decrease in due from Affiliates	—	146,700
Decrease in other assets	—	500
Increase in accounts payable and accrued expenses	36,000	29,600
Increase in due to Affiliates	2,400	—

Cash provided by operating activities	27,800	163,100
Cash and cash equivalents at the beginning of the period	2,578,900	2,483,900

Cash and cash equivalents at the end of the period	$2,606,700	$2,647,000

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

Accounting policies:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. Reference is made to the Partnership’s Annual Report for the year ended December 31, 2005, for a description of other accounting policies and additional details of the Partnership’s financial condition, results of operations, changes in Partners’ capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

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

In accordance with the Partnership Agreement, Net Profits (exclusive of depreciation and Net Profits from the sale, disposition, or provision for value impairment of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners’ Subordinated Partnership Management Fee or 1% of such Net Profits; second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners, in an amount equal to the aggregate amount of depreciation previously allocated to them; second, to the General Partners and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; third, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and fourth, the balance, if any, to the Limited Partners. Net Losses (exclusive of depreciation and Net Losses from the sale, disposition, or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. All depreciation is allocated 10% to the General Partners and 90% to the Limited Partners. Net Losses from the sale, disposition, or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners’ capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (collectively, the “Excess Balances”), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition, or provision for value impairment of a Partnership property. The General Partners were not entitled to cash distributions for the quarters ended March 31, 2006 and 2005. For the quarters ended March 31, 2006 and 2005, the General Partners were not allocated Net (Losses).

Fees and reimbursements paid and payable by the Partnership to Affiliates as of March 31, 2006 were as follows:

	Paid	Payable

Reimbursement of expenses, at cost:
—Accounting	$0	$2,400

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

Since the final distribution will be contingent upon estimated liquidation and dissolution costs that have not yet been recognized in the financial statements, the amount and timing of the final distribution to the Limited Partners has not yet been determined and may not equal the $2,509,000 reflected on the Balance Sheet as Limited Partners’ Capital.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership’s Annual Report for the year ended December 31, 2005 for discussion of the Partnership’s business.

Certain statements in the Report on Form 10-Q may constitute “forward-looking” statements as defined Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or releases made by the SEC, all as may be amended from time to time. Such forward looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Partnership, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements Statements that are not historical fact are forward-looking statements. Forward looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “may”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. The Partnership cautions investors that any forward looking statements made by the Partnership are not guarantees or indicative of future performance Important assumptions and other important factors could cause actual results to differ materially from those forward-looking statements with respect to the Partnership. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

Operations

Net (loss) decreased from $(13,700) for the quarter ended March 31, 2005 to $(10,600) for the quarter ended March 31, 2006. The change was primarily due to an increase in the interest earned on the Partnership’s short-term investments, the result of an increase in the interest rates earned on those investments, partially offset by an increase in the costs related to investor services.

Liquidity and Capital Resources

The increase in the Partnership’s cash position of $27,800 for the quarter ended March 31, 2006 was the result of net cash provided by operating activities. Liquid assets (including cash and cash equivalents) of the Partnership as of March 31, 2006 were comprised of amounts reserved for the Lakewood Square Shopping Center (“Lakewood”) (sold in 1997) environmental matter (as hereafter discussed) and Partnership liquidation expenses.

Net cash provided by operating activities changed from $163,100 for the quarter ended March 31, 2005 to $27,800 for the quarter ended March 31, 2006. As part of the December 2004 distribution to the Partners, the General Partners received $146,700. The Managing General Partner determined that the General Partners were not entitled to this distribution and accordingly a receivable from the General Partners was established at December 31, 2004. The distribution amount was repaid to the partnership in March, 2005 and included interest at the LIBOR rate plus 2%, the same rate of interest earned by the General Partners. The repayment of this receivable was the primary reason for the change from 2005 to 2006 in net cash provided by operating activities.

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

Under the terms of the Partnership Agreement, the General Partners will not be entitled to any future distributions. Therefore, during the quarter ended December 31, 2004, the Managing General Partner concluded that all remaining cash will be distributed to the Limited Partners and as a result, there was a reallocation of equity from the General Partners to the Limited Partners. Since the final distribution will be contingent upon estimated liquidation and dissolution costs that have not yet been recognized in the financial statements, the amount and timing of the final distribution to the Limited Partners has not yet been determined and may not equal the $2,509,000 reflected on the Balance Sheet as Limited Partners’ Capital.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

31.1: Certification of Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1: Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b) Reports on Form 8-K:

The Partnership filed Current Reports on Form 8-K as follows:

Date	Description

March 15, 2006	Departure and appointment of principal officers.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.—1

	By:	FIRST CAPITAL FINANCIAL, L.L.C. MANAGING GENERAL PARTNER

Date: May 12, 2006	By:	/s/ PHILIP G. TINKLER
PHILIP G. TINKLER President, Chief Executive Officer, Chief Financial Officer and Treasurer