Form 10-Q
period 2006-06-30
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 1
filed 2006-08-11
CIK 730212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the period ended June 30, 2006

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.—1

BALANCE SHEETS

(All dollars rounded to nearest 00s)

	June 30, 2006 (Unaudited)	December 31, 2005

ASSETS
Cash and cash equivalents	$2,589,200	$2,578,900

	$2,589,200	$2,578,900

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Accounts payable and accrued expenses	$76,800	$57,100
Due to Affiliates	2,400	—
Other liabilities	2,200	2,200

	81,400	59,300

Commitments and contingencies for environmental remediation	—	—
Partners’ capital:
Limited Partners (60,000 Units issued and outstanding)	2,507,800	2,519,600

	2,507,800	2,519,600

	$2,589,200	$2,578,900

STATEMENT OF PARTNERS’ CAPITAL

For the six months ended June 30, 2006 (Unaudited)

(All dollars rounded to nearest 00s)

	Limited Partners	Total

Partners’ capital, January 1, 2006	$2,519,600	$2,519,600
Net (loss) for the six months ended June 30, 2006	(11,800)	(11,800)

Partners’ capital, June 30, 2006	$2,507,800	$2,507,800

The accompanying notes are an integral part of the financial statements.

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.—1

STATEMENTS OF OPERATIONS

For the quarters ended June 30, 2006 and 2005 (Unaudited)

(All dollars rounded to nearest 00s

except per Unit amounts)

	2006	2005

Income:
Interest	$31,000	$18,600

	31,000	18,600

Expenses:
General and administrative:
Affiliates	2,400	2,400
Nonaffiliates	29,800	36,800

	32,200	39,200

Net (loss)	$(1,200)	$(20,600)

Net (loss) allocated to Limited Partners	$(1,200)	$(20,600)

Net (loss) allocated to Limited Partners per Unit (60,000 Units outstanding)	$(0.02)	$(0.34)

STATEMENTS OF OPERATIONS

For the six months ended June 30, 2006 and 2005 (Unaudited)

(All dollars rounded to nearest 00s

except per Unit amounts)

	2006	2005

Income:
Interest	$58,800	$34,500

	58,800	34,500

Expenses:
General and administrative:
Affiliates	4,800	4,800
Nonaffiliates	65,800	64,000

	70,600	68,800

Net (loss)	$(11,800)	$(34,300)

Net (loss) allocated to Limited Partners	$(11,800)	$(34,300)

Net (loss) allocated to Limited Partners per Unit (60,000 Units outstanding)	$(0.20)	$(0.57)

STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2006 and 2005 (Unaudited)

(All dollars rounded to nearest 00s)

	2006	2005

Cash flows from operating activities:
Net (loss)	$(11,800)	$(34,300)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Changes in assets and liabilities:
Decrease in due from Affiliates	—	146,700
(Increase) in other assets	—	(400)
Increase in accounts payable and accrued expenses	19,700	22,600
Increase in due to Affiliates	2,400	—

Net cash provided by operating activities	10,300	134,600
Cash and cash equivalents at the beginning of the period	2,578,900	2,483,900

Cash and cash equivalents at the end of the period	$2,589,200	$2,618,500

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

Accounting policies:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. Reference is made to the Partnership’s Annual Report for the year ended December 31, 2005, for a description of other accounting policies and additional details of the Partnership’s financial condition, results of operations, changes in Partners’ capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

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

In accordance with the Partnership Agreement, Net Profits (exclusive of depreciation and Net Profits from the sale, disposition, or provision for value impairment of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners’ Subordinated Partnership Management Fee or 1% of such Net Profits; second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners, in an amount equal to the aggregate amount of depreciation previously allocated to them; second, to the General Partners and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; third, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and fourth, the balance, if any, to the Limited Partners. Net Losses (exclusive of depreciation and Net Losses from the sale, disposition, or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. All depreciation is allocated 10% to the General Partners and 90% to the Limited Partners. Net Losses from the sale, disposition, or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners’ capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (collectively, the “Excess Balances”), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition, or provision for value impairment of a Partnership property. The General Partners were not entitled to cash distributions for the quarters and six months ended June 30, 2006 and 2005. For the quarters and six months ended June 30, 2006 and 2005, the General Partners were not allocated Net (Losses).

Fees and reimbursements paid and payable by the Partnership to Affiliates as of June 30, 2006 were as follows:

	Paid
	Quarter	Six Months	Payable

Reimbursement of expenses, at cost:
—Accounting	$2,400	$2,400	$2,400

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

Since the final distribution will be contingent upon estimated liquidation and dissolution costs that have not yet been recognized in the financial statements, the amount and timing of the final distribution to the Limited Partners has not yet been determined and may not equal the $2,507,800 reflected on the Balance Sheet as Limited Partners’ Capital.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership’s Annual Report for the year ended December 31, 2005 for a discussion of the Partnership’s business.

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

Operations

Net (loss) decreased from $(20,600) and $(34,300) for the quarter and six months ended June 30, 2005 to $(1,200) and $(11,800) for the quarter and six months ended June 30, 2006. The change was primarily due to an increase in the interest earned on the Partnership’s short-term investments, the result of an increase in the interest rates earned on those investments.

Liquidity and Capital Resources

The increase in the Partnership’s cash position of $10,300 for the six months ended June 30, 2006 was the result of net cash provided by operating activities. Liquid assets (including cash and cash equivalents) of the Partnership as of June 30, 2006 were comprised of amounts reserved for the Lakewood Square Shopping Center (“Lakewood”) (sold in 1997) environmental matter (as hereafter discussed) and Partnership liquidation expenses.

Net cash provided by operating activities decreased from $134,600 for the six months ended June 30, 2005 to $10,300 for the six months ended June 30, 2006. As part of the December 2004 distribution to the Partners, the General Partners received $146,700. The Managing General Partner determined that the General Partners were not entitled to this distribution and accordingly a receivable from the General Partners was established at December 31, 2004. The distribution amount was repaid to the partnership in March, 2005 and included interest at the LIBOR rate plus 2%, the same rate of interest earned by the General Partners. The repayment of this receivable was the primary reason for the change from 2005 to 2006 in net cash provided by operating activities.

The Partnership has no financial instruments for which there are significant market risks.

As described in Note 3 of the Notes to Financial Statements, the Partnership is awaiting resolution of an environmental matter at Lakewood. In 1996, the Managing General Partner became aware of the existence of hazardous substances in the soil and groundwater under Lakewood Square Shopping Center (“Lakewood”). In connection with the 1997 sale of Lakewood, the purchaser assumed the obligation to remedy the hazardous substances in the manner required by law, which includes, but is not limited to, payment of all costs in connection with the remediation work. In addition, the purchaser provided the Partnership with certain indemnification protection in relation to clean-up costs and related expenses arising from the presence of these hazardous substances. A pilot test of a specific cleanup technology was completed, however for engineering and geologic reasons the pilot test was unsuccessful. As a result, the environmental engineers and Los Angeles Regional Water Quality Control Board staff overseeing the remediation decided not to proceed with full-scale cleanup utilizing the technology of the pilot test. Groundwater monitoring continues at the site and the current owner is required to conduct a new pilot test using a different cleanup technique. The new pilot test should commence in 2006. The Managing General Partner is continuing to monitor the documentation delivered by the successor owner regarding the hazardous substances at Lakewood. Until the environmental matter at Lakewood is resolved to the satisfaction of the Managing General Partner, the Partnership will continue to maintain a cash reserve to meet any potential obligations.

Under the terms of the Partnership Agreement, the General Partners will not be entitled to any future distributions. Therefore, during the quarter ended December 31, 2004, the Managing General Partner concluded that all remaining cash will be distributed to the Limited Partners and as a result, there was a reallocation of equity from the General Partners to the Limited Partners. Since the final distribution will be contingent upon estimated liquidation and dissolution costs that have not yet been recognized in the financial statements, the amount and timing of the final distribution to the Limited Partners has not yet been determined and may not equal the $2,507,800 reflected on the Balance Sheet as Limited Partners’ Capital.

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

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K for the quarter ended June 30, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.—1

	By:	FIRST CAPITAL FINANCIAL, L.L.C. MANAGING GENERAL PARTNER

Date: August 11, 2006	By:	/s/ PHILIP G. TINKLER
PHILIP G. TINKLER President, Chief Executive Officer, Chief Financial Officer and Treasurer