Form 10-Q
period 2006-09-30
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 1
filed 2006-11-13
CIK 730212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-12538

First Capital Institutional Real Estate, Ltd. – 1

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.—1

BALANCE SHEETS

(All dollars rounded to nearest 00s)

	September 30, 2006 (Unaudited)	December 31, 2005

ASSETS
Cash and cash equivalents	$2,572,800	$2,578,900

	$2,572,800	$2,578,900

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Accounts payable and accrued expenses	$63,100	$57,100
Other liabilities	2,200	2,200

	65,300	59,300

Commitments and contingencies for environmental remediation	—	—
Partners’ capital:
Limited Partners (60,000 Units issued and outstanding)	2,507,500	2,519,600

	2,507,500	2,519,600

	$2,572,800	$2,578,900

STATEMENT OF PARTNERS’ CAPITAL

For the nine months ended September 30, 2006 (Unaudited)

(All dollars rounded to nearest 00s)

	Limited Partners	Total

Partners’ capital, January 1, 2006	$2,519,600	$2,519,600
Net (loss) for the nine months ended September 30, 2006	(12,100)	(12,100)

Partners’ capital, September 30, 2006	$2,507,500	$2,507,500

The accompanying notes are an integral part of the financial statements

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.—1

STATEMENTS OF OPERATIONS

For the quarters ended September 30, 2006 and 2005 (Unaudited)

(All dollars rounded to nearest 00s

except per Unit amounts)

	2006	2005

Income:
Interest	$34,400	$21,800

	34,400	21,800

Expenses:
General and administrative:
Affiliates	2,500	2,500
Nonaffiliates	32,200	26,000

	34,700	28,500

Net (loss)	$(300)	$(6,700)

Net (loss) allocated to Limited Partners	$(300)	$(6,700)

Net (loss) allocated to Limited Partners per Unit (60,000 Units outstanding)	$(0.01)	$(0.11)

STATEMENTS OF OPERATIONS

For the nine months ended September 30, 2006 and 2005 (Unaudited)

(All dollars rounded to nearest 00s

except per Unit amounts)

	2006	2005

Income:
Interest	$93,200	$56,300

	93,200	56,300

Expenses:
General and administrative:
Affiliates	7,300	7,300
Nonaffiliates	98,000	90,000

	105,300	97,300

Net (loss)	$(12,100)	$(41,000)

Net (loss) allocated to Limited Partners	$(12,100)	$(41,000)

Net (loss) allocated to Limited Partners per Unit (60,000 Units outstanding)	$(0.20)	$(0.68)

STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2006 and 2005 (Unaudited)

(All dollars rounded to nearest 00s)

	2006	2005

Cash flows from operating activities:
Net (loss)	$(12,100)	$(41,000)
Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities:
Changes in assets and liabilities:
Decrease in due from Affiliates	—	146,700
(Increase) in other assets	—	(1,500)
Increase in accounts payable and accrued expenses	6,000	27,800

Net cash (used in) provided by operating activities	(6,100)	132,000
Cash and cash equivalents at the beginning of the period	2,578,900	2,483,900

Cash and cash equivalents at the end of the period	$2,572,800	$2,615,900

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

Accounting policies:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. Reference is made to the Partnership’s Annual Report for the year ended December 31, 2005, for a description of other accounting policies and additional details of the Partnership’s financial condition, results of operations, changes in Partners’ capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

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

In accordance with the Partnership Agreement, Net Profits (exclusive of depreciation and Net Profits from the sale, disposition, or provision for value impairment of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of the General Partners’ Subordinated Partnership Management Fee or 1% of such Net Profits; second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners, in an amount equal to the aggregate amount of depreciation previously allocated to them; second, to the General Partners and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; third, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and fourth, the balance, if any, to the Limited Partners. Net Losses (exclusive of depreciation and Net Losses from the sale, disposition, or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. All depreciation is allocated 10% to the General Partners and 90% to the Limited Partners. Net Losses from the sale, disposition, or provision for value impairment of Partnership properties are allocated: first, to the extent that the balance in the General Partners’ capital accounts exceeds their Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (collectively, the “Excess Balances”), to the General Partners and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partners and the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition, or provision for value impairment of a Partnership property. The General Partners were not entitled to cash distributions for the quarters and nine months ended September 30, 2006 and 2005. For the quarters and nine months ended September 30, 2006 and 2005, the General Partners were not allocated Net (Losses).

Fees and reimbursements paid and payable by the Partnership to Affiliates as of September 30, 2006 were as follows:

	Paid
	Quarter	Nine Months	Payable

Reimbursement of expenses, at cost:
—Accounting	$2,500	$7,300	$0

3. Environmental matter:

In 1996, the Managing General Partner became aware of the existence of hazardous substances in the soil and groundwater under Lakewood Square Shopping Center (“Lakewood”). In connection with the 1997 sale of Lakewood, the purchaser assumed the obligation to remedy the hazardous substances in the manner required by law, which includes, but is not limited to, payment of all costs in connection with the remediation work. In addition, the purchaser provided the Partnership with certain indemnification protection in relation to clean-up costs and related expenses arising from the presence of these hazardous substances. A pilot test of a specific cleanup technology was completed, however for engineering and geologic reasons the pilot test was unsuccessful. As a result, the environmental engineers and Los Angeles Regional Water Quality Control Board staff overseeing the remediation decided not to proceed with full-scale cleanup utilizing the technology of the pilot test. Groundwater monitoring continues at the site. The Managing General Partner continues to monitor the documentation delivered by the current owner regarding the hazardous substances at Lakewood.

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

Since the final distribution will be contingent upon estimated liquidation and dissolution costs that have not yet been recognized in the financial statements, the amount and timing of the final distribution to the Limited Partners has not yet been determined and may not equal the $2,507,500 reflected on the Balance Sheet as Limited Partners’ Capital.

5. Subsequent event:

On October 10, 2006, the Partnership filed a Certificate of Dissolution with the Florida Department of State and is now dissolved and in the process of winding up its affairs and liquidating. The filing of the Certificate of Dissolution was effected pursuant to action of the Managing General Partner of the Partnership in accordance with Section 13.1 of the Partnership Agreement and in accordance with Florida law.

Legal fees related to the investigation of the dissolution of the Partnership have been included on the Statement of Operations as General and Administrative Expenses – Nonaffiliates. For the quarter and nine months ended September 30, 2006 legal fees related to the investigation of the dissolution were $6,200 and $10,900, respectively.

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

On October 10, 2006, the Partnership filed a Certificate of Dissolution with the Florida Department of State and is now dissolved and in the process of winding up its affairs and liquidating. The filing of the Certificate of Dissolution was effected pursuant to action of the Managing General Partner of the Partnership in accordance with Section 13.1 of the Partnership Agreement and in accordance with Florida law. Please refer to the Form 8-K filed on October 10, 2006 for more information regarding the dissolution and final liquidation of the Partnership.

Operations

Net (loss) decreased from $(6,700) and $(41,000) for the quarter and nine months ended September 30, 2005 to $(300) and $(12,100) for the quarter and nine months ended September 30, 2006. The change was primarily due to an increase in the interest earned on the Partnership’s short-term investments, the result of an increase in the interest rates earned on those investments, partially offset by an increase in legal fees related to the investigation of the dissolution of the Partnership.

Liquidity and Capital Resources

The decrease in the Partnership’s cash position of $(6,100) for the nine months ended September 30, 2006 was the result of net cash (used in) operating activities. Liquid assets (including cash and cash equivalents) of the Partnership as of September 30, 2006 were comprised of amounts reserved for all known liabilities and all costs of dissolution and the resolution of any claims for remedial costs or environmental damages that may arise with respect to the Lakewood property.

Net cash provided by (used in) operating activities decreased from $132,000 for the nine months ended September 30, 2005 to $(6,100) for the nine months ended September 30, 2006. As part of the December 2004 distribution to the Partners, the General Partners received $146,700. The Managing General Partner determined that the General Partners were not entitled to this distribution and accordingly a receivable from the General Partners was established at December 31, 2004. The distribution amount was repaid to the partnership in March, 2005 and included interest at the LIBOR rate plus 2%, the same rate of interest earned by the General Partners. The repayment of this receivable was the primary reason for the change from 2005 to 2006 in net cash provided by (used in) operating activities.

The Partnership has no financial instruments for which there are significant market risks.

In 1996, the Managing General Partner became aware of the existence of hazardous substances in the soil and groundwater under Lakewood Square Shopping Center (“Lakewood”). In connection with the 1997 sale of Lakewood, the purchaser assumed the obligation to remedy the hazardous substances in the manner required by law, which includes, but is not limited to, payment of all costs in connection with the remediation work. In addition, the purchaser provided the Partnership with certain indemnification protection in relation to clean-up costs and related expenses arising from the presence of these hazardous substances. A pilot test of a specific cleanup technology was completed, however for engineering and geologic reasons the pilot test was unsuccessful. As a result, the environmental engineers and Los Angeles Regional Water Quality Control Board (the “Water Board”) staff overseeing the remediation decided not to proceed with full-scale cleanup utilizing the technology of the pilot test. Groundwater monitoring continues at the site. The Managing General Partner is continuing to monitor the documentation delivered by the successor owner regarding the hazardous substances at Lakewood.

On October 10, 2006, the Partnership filed a Certificate of Dissolution with the Florida Department of State and is now dissolved and in the process of winding up its affairs and liquidating. In accordance with the terms of the Partnership Agreement, after (i) all known liabilities and all costs of dissolution and winding up have been liquidated and paid, (ii) the resolution of any claims for remedial costs or environmental damages that may arise with respect to the Lakewood property, and (iii) the Managing General Partner has established cash reserves as it deems reasonably necessary, the Partnership will make a final liquidating distribution of remaining cash to the Limited Partners. With respect to the environmental matter at Lakewood, the Partnership has notified the Water Board of the dissolution of the Partnership. The Partnership does not currently anticipate establishing a reserve in dissolution for any related costs or damages. The Partnership will not be able to make a final distribution to the Limited Partners until at least the running of all applicable statutory notice and payment periods. Please refer to the Form 8-K filed on October 10, 2006 for more information regarding the dissolution of the Partnership.

Under the terms of the Partnership Agreement, the General Partners will not be entitled to any future distributions. Therefore, during the quarter ended December 31, 2004, the Managing General Partner concluded that all remaining cash will be distributed to the Limited Partners and as a result, there was a reallocation of equity from the General Partners to the Limited Partners. Since the final distribution will be contingent upon estimated liquidation and dissolution costs that have not yet been recognized in the financial statements, the amount and timing of the final distribution to the Limited Partners has not yet been determined and may not equal the $2,507,500 reflected on the Balance Sheet as Limited Partners’ Capital.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The principal executive officer and the principal financial officer of the Managing General Partner, Philip G. Tinkler, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures, as required by Rule 13a-15(e) and 15d - 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon the results of that evaluation, the executive officer has concluded that as of the end of the period covered by this quarterly report, the Partnership’s disclosure controls and procedures were effective in all material respects to ensure that the information required to be disclosed by the Partnership in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

(b) Reports on Form 8-K:

The Partnership filed Current Reports on Form 8-K as follows:

Date	Description
October 10, 2006	Certificate of Dissolution filed with the Florida Department of State

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.—1

	By:	FIRST CAPITAL FINANCIAL, L.L.C. MANAGING GENERAL PARTNER

Date: November 13, 2006	By:	/s/ PHILIP G. TINKLER
PHILIP G. TINKLER President, Chief Executive Officer, Chief Financial Officer and Treasurer